Form 10QSB
period 2007-03-31
Shopper's Wallet, Inc.
filed 2007-05-04
CIK 1384034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2007

                                       or


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from ______________ to ______________

                        Commission File Number 333-139765


                             SHOPPER'S WALLET, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                 98-050298
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   33 Hanesher Street Raanana Israel                                43726
(Address of principal executive offices)                         (Zip Code)

                             (011) (972) 9-771-1842
              (Registrant's telephone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     There were 5,000,000 shares of common stock, $0.0001 par value per share, outstanding on May 1, 2007.

     For purposes of this Quarterly Report, references to the "Company," "we," "us," and "our" mean Shopper's Wallet, Inc.

                           FORWARD-LOOKING STATEMENTS

     This Quarterly Report contains "forward-looking statements." All statements other than statements of historical fact are "forward-looking statements." Forward-looking statements may include the words "may," "will," "estimate," "intend," "continue," "believe," "expect," "plan," or "anticipate" and other similar words. Such forward-looking statements may be contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations," among other places.

     Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Quarterly Report. Each forward-looking statement speaks only as of the date of the particular statement.

                                      INDEX

                             SHOPPER'S WALLET, INC.


                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 4

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operation                                           11

Item 3.  Controls and Procedures                                             13

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14

Item 1A. Risk Factors 14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits                                                            14

Signatures                                                                   15

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                SHOPPER'S WALLET
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                       March 31,
                                                                         2007
                                                                       --------
ASSETS

Current Assets
  Cash                                                                 $  1,514
                                                                       --------

      Total Assets                                                     $  1,514
                                                                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Loan from Director (Note 5)                                          $ 15,011
                                                                       --------

      Total Liabilities                                                $ 15,011
                                                                       ========

Stockholders' Equity (Note 4, 5)
  Preferred Stock, authorized 50,000,000 shares, par value 0.0001
  Common Stock, authorized
   100,000,000 shares, par value $0.0001, issued and outstanding
   on March 31, 2007; is 5,000,000                                          500
  Paid in Capital                                                         4,500
  Deficit Accumulated During the
  Development Stage                                                     (18,496)
                                                                       --------

      Total Stockholders' Equity                                        (13,496)
                                                                       --------

Total Liabilities and Stockholders' Equity                             $  1,514
                                                                       ========

         The accompanying notes are an integral part of these statements

                                SHOPPER'S WALLET
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                For the Period
                                          For the Three         June 28, 2006
                                          Months Ended          (Inception) to
                                          March 31, 2007        March 31, 2007
                                          --------------        --------------

Revenue                                    $        --           $        --

Expenses
  General and Administrative                                           3,464
  Bank Charges                                     109                   193
  Filing Fees                                      830                   840
  Legal                                          4,000                14,000
                                           -----------           -----------

      Total Expenses                             4,939                18,496
                                           -----------           -----------

Net (Loss)                                 $    (4,939)          $   (18,496)
                                           ===========           ===========

Basic and Diluted (Loss) per Share                   a                     a
                                           -----------           -----------

Weighted Average Number of Shares            5,000,000             5,000,000
                                           -----------           -----------

a = Less than ($0.01) per share

         The accompanying notes are an integral part of these statements

                                SHOPPER'S WALLET
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                   JUNE 28, 2006 (INCEPTION) TO MARCH 31, 2007


                                     Price          Common Stock         Paid in   Subscriptions   Accumulated     Total
                                   Per Share     Shares       Amount     Capital    Receivable      Deficit        Equity
                                   ---------     ------       ------     -------    ----------      -------        ------
INCEPTION, JUNE 28, 2006                              --    $     --    $    --      $    --       $     --       $     --

Initial capitalization, sale
of common stock to directors on   $    0.001   5,000,000         500      4,500                                      5,000
June 28, 2006

Net (Loss)                                            --          --         --           --        (18,496)       (18,496)
                                              ----------    --------    -------      -------       --------       --------

BALANCE, MARCH 31, 2007                        5,000,000    $    500    $ 4,500      $    --       $(18,496)      $(13,496)
                                              ==========    ========    =======      =======       ========       ========

         The accompanying notes are an integral part of these statements

                                SHOPPER'S WALLET
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                  For the Period
                                              For the Three        June 28, 2006
                                               Months Ended       (Inception) to
                                              March 31, 2007      March 31, 2007
                                              --------------      --------------
Operating Activities
  Net (Loss)                                    $ (4,939)           $(18,496)
  Increase in Accounts Payable                    15,011
  Decrease in Accounts Payable
  Decrease in Loans Payable
                                                --------            --------

Net Cash (Used) by Operating Activities           (4,939)             (3,486)
                                                --------            --------

Financing Activities
  Proceeds from contributed Capital                   --                  --
  Proceeds from sale of Common Stock                  --               5,000
                                                --------            --------

Cash Provided by Financing Activities                 --               5,000
                                                --------            --------

Net Increase in Cash                              (4,939)              1,514

Cash, Beginning of Period                          6,453
                                                --------            --------

Cash, End of Period                             $  1,514            $  1,514
                                                ========            ========

Supplemental Information:
  Interest Paid                                 $     --            $     --
  Income Taxes Paid                             $     --            $     --


         The accompanying notes are an integral part of these statements

                             SHOPPER'S WALLET, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                (MARCH 31, 2007)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Shopper's Wallet, Inc, a development stage company, was incorporated on June 28, 2006 under the laws of the State of Nevada.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below. The company has adopted the calendar year as its fiscal year.

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

MANAGEMENT CERTIFICATION

The financial statements herein are certified by the officers of the Company to present fairly, in all material respects, the financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America, consistently applied.

CASH AND CASH EQUIVALENTS

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

EARNINGS (LOSS) PER SHARE

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NET INCOME PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

REVENUE AND COST RECOGNITION

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

NOTE 3. INCOME TAXES

As noted above, income taxes are provided in accordance with SFAS 109. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

NOTE 4. STOCKHOLDERS' EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001 per share. All common stock shares have equal voting rights, are non-assessable and have one vote per share. Voting rights are not cumulative and, therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.

ISSUED AND OUTSTANDING

On June 28, 2006 (inception), the Company issued 5,000,000 shares of its common stock to its Directors for cash of $5,000. See Note 5.

NOTE 5. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company's Directors provide office space free of charge. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

On June 28, 2006 (inception), the Company issued 5,000,000 shares of its common stock to its Directors for cash of $5,000. See Note 4.

Mr. Jacob Perry, a Director, loaned the Company $15,000. The loan bears no interest and is payable on demand on or after December 1, 2007 pursuant to the terms of a promissory note dated December 1,, 2006.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to March 31, 2007 of $18,496. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. NET OPERATING LOSSES

As of March 31, 2007, the Company has a net operating loss carry forward of approximately $18,496 which will expire 20 years from the date the loss was incurred.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS:

The Company currently has no operating lease commitments or any other commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     YOU SHOULD READ THE FOLLOWING DISCUSSION IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND THE CORRESPONDING NOTES INCLUDED ELSEWHERE IN THIS QUARTERLY REPORT. CERTAIN STATEMENTS CONTAINED IN THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SEE "FORWARD-LOOKING STATEMENTS." SUCH STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS.

OVERVIEW

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed our "English-as-Second-Language" training courses product and our marketing plan to attract customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

To meet our need for cash, we are attempting to raise money from an offering of our shares pursuant to a Registration Statement on Form SB-2 filed on January 3, 2007 ("SB-2 Offering"). We intend to sell up to a maximum of 3,000,000 shares of our common stock through such offering, which would generate up to $90,000 in proceeds. We believe that this will allow us to begin our product development, market our website, and remain in business for twelve months. If we are unable to generate revenues after twelve months for any reason, or if we are unable to make a reasonable profit after twelve months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we raise less than the maximum amount and need additional funds, we may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

PLAN OF OPERATION

Upon completion of our initial public offering, our specific goal is to develop our interactive English language training courses product and to execute our marketing plan. We intend to accomplish these goals as described in the section entitled "Milestones" below.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures using the proceeds from our offering, if any, by significant area of activity for each period, over the next 12 months:

                               Jan - June    July - Sept     Oct - Nov      Dec 2007 -
                                  2007          2007           2007         Feb 2008      Total
                                 -----         ------         ------         ------       ------
Legal & Accounting               1,600          1,300          1,300          1,300        5,500
ESL Courses Development                        35,000         10,000                      45,000
Hiring Teacher as Consultant                                   5,000                       5,000
Office Equipment & Supplies        600            300            300            300        1,500
Web Hosting                        180             90             90             90          450
Marketing                                                                    15,000       15,000
Working Capital                                 1,500          1,500          1,541        4,541
                                 -----         ------         ------         ------       ------
      TOTAL                      2,380         38,190         18,190         18,240       76,991
                                 =====         ======         ======         ======       ======

These expenditures are described in detail in "Milestones".

MILESTONES

Assuming we raise $77,000 net after anticipated offering expenses pursuant our SB-2 Offering, we believe that we can satisfy our cash requirements for the next 12 months, but we may have to raise additional funds thereafter. The following is a chronological itemization of the milestones we intend to achieve over the next 12 months.

1. COMPLETE OUR INITIAL PUBLIC OFFERING, JANUARY - JUNE 2007

We believe that we will raise sufficient capital to begin our operations. We believe this could take up to 270 days from the date the Commission declared our offering effective. We intend to concentrate all of our efforts on raising as much capital as we can during this period. If we are unable to raise the maximum amount of capital during the first 180 days of this offering, our management may decide to extend this offering by 90 days.

2. COMPLETION OF OUR INITIAL PRODUCT, JULY - SEPTEMBER 2007

We plan to engage the services of a software development company to develop our product, but to date we have not identified such a software development company. We intend to approach the development of the course content in an incremental fashion. We intend to direct our efforts at the Beginner and Intermediate levels. The course content for these levels will include the following:

     BEGINNER LEVEL: Fundamentals of English phonetics, grammar, vocabulary and learning games.

     INTERMEDIATE LEVEL: English grammar, speaking, vocabulary and listening.

Our budget for the development of the Beginner and Intermediate levels is $35,000.

3. COMPLETION OF THE ADVANCED LEVEL PRODUCT, OCTOBER - NOVEMBER 2007

We will develop the Advanced Level, which will focus on TOEFL (Test of English as a Foreign Language) preparation at the estimated cost of $10,000. TOEFL is a required exam for those foreign students wishing to begin undergraduate or graduate study in the U.S. The TOEFL is a computer exam, which is given year round. The exam is comprised of 4 sections: listening comprehension, structure, reading comprehension, and writing.

We will hire a certified TOFEL teacher on a contract basis for one month at the cost of $5,000 to create the course content for the Advanced Level which will include the TOEFL study materials. We believe that the Advanced Level will help to attract and retain a broad customer base.

The incremental approach described above will allow us to begin product development on a limited financial budget. In the future, as we generate revenue from the sale of our product, we will develop additional programs (e.g. Business English, Public Speaking, and English Writing Skills). Ultimately, we intend to have a comprehensive product line for adults studying English as a second language.

4. MARKETING, DECEMBER 2007 - FEBRUARY 2008

We plan to hire a sales person to assist our officers with the marketing of our product. We anticipate that the cost for the period of three months will be approximately $10,000 which we have allocated in our budget. The sales representative will contact "English-as-Second-Language" schools and colleges to market our product for use within their schools or for resale to their students. In addition, the sales representative's duties will include creating awareness by promoting our product to industry associated companies. We intend for the sales representative to obtain reciprocal arrangements with related internet sites ("English-as-Second-Language" websites) for the reciprocal display of each other's website link. The purpose of this arrangement is to encourage potential customers to visit our website at no cost to us. We have also allocated in our budget the amount of $5,000 for phone and fax lines, business cards, and graphic design of e-newsletters.

At this stage we have not budgeted for any extension of the three-month sales budget. If revenues are generated, we will re-evaluate our decision.

RESULTS OF OPERATIONS

During the period from June 28, 2006 (inception) through March 31, 2007, we incurred a net loss of $18,496. This loss consisted primarily of incorporation costs, administrative expenses, and legal expenses.

In July 2006, we reserved the domain name www.shopperswallet.com, and we purchased a web hosting package from Yahoo.com to host our website at a cost of $360 annually.

Since inception, we have sold 5,000,000 shares of common stock to our Directors for $5,000.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $360 annually.

REVENUES

We had no revenues for the period from June 28, 2006 (inception) through March 31, 2007. We believe that upon receipt of the proceeds from the offering, we will be able to commence the development and sale of our products.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2007 reflects assets of $1,514. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date. On December 1, 2006, we obtained an interest-free loan from Jacob Perry, our Chief Executive Officer, in the amount of $15,000. The loan is payable on demand on or after December 1, 2007.

Notwithstanding the success of our offering, we anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

GOING CONCERN CONSIDERATION

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, we carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and the Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to produce a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures were, in fact, adequate and effective to ensure that material information relating to the Company that is required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of

1934, as amended, is recorded, processed, summarized, and reported within the time periods specified in rules of the U. S. Securities and Exchange Commission (the "Commission"), and accumulated and communicated to the Company's management, including its Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

(B) CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter, the Company`s Principal Executive Officer and Principal Accounting Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

We incorporate by reference the risk factors set forth in our Registration Statement on Form SB-2, filed on January 3, 2007. We know of no changes that would impact the content of the risk factors disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

  Exhibit
  Number                           Exhibit Description
  ------                           -------------------
   3.1 -    Certificate of Incorporation of the Company incorporated herein from Exhibit 3.1 of our Registration Statement of Form SB-2, filed on January 3, 2007, file number 333-141221.
   3.2 -    Bylaws of Company incorporated herein from Exhibit 3.2 of our
            Registration Statement of Form SB-2, filed on January 3, 2007, file number 333-141221.
   31.1 -   Rule 13a-14(a)/15d-14(a) Certification of Principal Executive
            Officer*
   31.2 -   Rule 13a-14(a)/15d-14(a) Certification of Principal Financial
            Officer*
   32.1 -   Section 1350 Certification of Principal Executive Officer*
   32.2 -   Section 1350 Certification of Principal Financial Officer*

----------
* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SHOPPER'S WALLET, INC.


May 4, 2007                       By: /s/ Jacob Perry
                                     -------------------------------------
                                     Jacob Perry
                                     Chief Executive Officer


May 4, 2007                       By: /s/ Dejan Mirkovic
                                     -------------------------------------
                                     Dejan Mirkovic
                                     Principal Financial Officer