Form 10QSB/A
period 2007-03-31
Shopper's Wallet, Inc.
filed 2007-07-18
CIK 1384034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

                                   SHOPPER'S WALLET, INC.


July 18, 2007                      By: /s/ Jacob Perry
                                      ------------------------------------------
                                      Jacob Perry
                                      Chief Executive Officer


July 18, 2007                      By: /s/ Dejan Mirkovic
                                      ------------------------------------------
                                      Dejan Mirkovic
                                      Principal Financial Officer