Form 10QSB
period 2007-06-30
Shopper's Wallet, Inc.
filed 2007-08-14
CIK 1384034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2007

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission File Number 333-139765


                             SHOPPER'S WALLET, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                                98-050298
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

 33 Hanesher Street, Raanana, Israel                                43726
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

There were 7,333,333 shares of common stock, $0.0001 par value per share, outstanding on August 13, 2007.

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

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                SHOPPER'S WALLET
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                                                       June 30,
                                                                         2007
                                                                       --------
                                   ASSETS

Current Assets
  Cash                                                                 $ 67,947
                                                                       --------

      Total Assets                                                     $ 67,947
                                                                       ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Loan from Director (Note 5)                                         $ 16,211
                                                                       --------

      Total Liabilities                                                $ 16,211
                                                                       ========

Stockholders' Equity (Note 4, 5)
  Common Stock, authorized
   100,000,000 shares, par value
   $0.0001, issued and outstanding on
   June 30, 2007; is 7,333,333                                              733
  Paid in Capital                                                        74,267
  Deficit Accumulated During the Development Stage                      (23,263)
                                                                       --------

      Total Stockholders' Equity                                         51,737
                                                                       --------

Total Liabilities and Stockholders' Equity                             $ 67,947
                                                                       ========

         The accompanying notes are an integral part of these statements

                                SHOPPER'S WALLET
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                 For the Period
                                            For the Six           June 28, 2006
                                           Months Ended          (Inception) To
                                           June 30, 2007          June 30, 2007
                                           -------------          -------------

Revenue                                     $        --            $        --

Expenses
  General and Administrative                      4,457                  7,921
  Bank Charges                                      193
  Filing Fees                                       310                  1,150
  Legal                                          14,000
                                            -----------            -----------

      Total Expenses                              4,767                 23,263
                                            -----------            -----------

Net (Loss)                                  $    (4,767)           $   (23,263)
                                            ===========            ===========

Basic and Diluted Loss) per Share                     a                      a
                                            -----------            -----------
Weighted Average Number of Shares               379,463              5,186,113
                                            -----------            -----------

----------
a = Less than ($0.01) per share


         The accompanying notes are an integral part of these statements

                                SHOPPER'S WALLET
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                   JUNE 28, 2006 (INCEPTION) TO JUNE 30, 2007

                                     Price          Common Stock         Paid in   Accumulated     Total
                                   Per Share     Shares       Amount     Capital    Deficit        Equity
                                   ---------     ------       ------     -------    -------        ------
INCEPTION, JUNE 28, 2006                              --    $     --    $    --    $     --       $     --

Initial capitalization, sale
of common stock to directors on      $0.001    5,000,000         500      4,500                      5,000
June 28, 2006

Net (Loss)                                            --          --         --     (13,558)       (13,558)
                                              ----------    --------    -------    --------       --------
BALANCE, DECEMBER 31, 2006                     5,000,000         500      4,500     (13,558)        (8,558)

Private placement closed             $ 0.03    2,333,333         233     69,767                     70,000
June 18, 2007

Net (Loss)                                                                           (6,949)        (6,949)
                                              ----------    --------    -------    --------       --------
BALANCE, JUNE 30, 2007                         7,333,333    $    733    $74,267    $(27,116)      $ 54,493
                                              ==========    ========    =======    ========       ========

         The accompanying notes are an integral part of these statements

                                SHOPPER'S WALLET
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                 For the Period
                                            For the Six           June 28, 2006
                                           Months Ended          (Inception) To
                                           June 30, 2007          June 30, 2007
                                           -------------          -------------
Operating Activities
  Net (Loss)                                $ (4,767)               $(23,263)
  Increase in Accounts Payable                 1,400                  16,210
                                            --------                --------

Net Cash (Used) by Operating Activities       (3,367)                 (7,053)
                                            --------                --------
Financing Activities
  Proceeds from contributed Capital               --                      --
  Proceeds from sale of Common Stock          70,000                  75,000
                                            --------                --------

Cash Provided by Financing Activities         70,000                  75,000
                                            --------                --------

Net Increase in Cash                          66,633                  67,947

Cash, Beginning of Period                      1,514
                                            --------                --------

Cash, End of Period                         $ 68,147                $ 67,947
                                            ========                ========
Supplemental Information:
  Interest Paid                             $     --                $     --
  Income Taxes Paid                         $     --                $     --


         The accompanying notes are an integral part of these statements

                             SHOPPER'S WALLET, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 (JUNE 30, 2007)


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

On June 18, 2007, the Company closed a private placement for 2,333,333 common shares at a price of $0.03 per share, for aggregate proceeds of $70,000. The shares of common stock sold to the investors were previously registered by us pursuant to a registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on January 19, 2007. The Company accepted subscriptions from 36 offshore non-affiliated investors.

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

Mr. Jacob Perry, a Director, loaned the Company $15,000. The loan bears no interest and is payable on demand on or after December 1, 2007 pursuant to the terms of a promissory note dated December 1, 2006.

During April 2007, Mr. Jacob Perry loaned the Company $1200. The loan bears no interest and is payable on demand on or after December 1, 2007.

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to June 30, 2007 of $23,263. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. NET OPERATING LOSSES

As of June 30, 2007, the Company has a net operating loss carry forward of approximately $23,263 which will expire 20 years from the date the loss was incurred.

NOTE 8. OPERATING LEASES AND OTHER COMMITMENTS

The Company currently has no operating lease commitments or any other commitments.

NOTE 9. SUBSEQUENT EVENT

On June 28, 2007, we signed an agreement with A.M. Managements Tools Ltd. in which they agreed to provide us with consulting and development services for our initial product. A.M. Managements Tools Ltd. will develop the beginner and intermediate levels of our product for us. The cost of the development is $38,000. Payment is due on August 15, 2007. We expect the initial development to be completed during September, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Shopper's Wallet, Inc. (referred to in this prospectus as "Shoppers", "us", "we" and "our") was incorporated on June 28, 2006, in the State of Nevada. Our principal executive offices are located at 33 Hanesher Street, Raanana 43726, Israel. Our telephone number is (011) (972) 9-771-1842. We are a development stage company with limited operations and no revenues from our business operations. We do not expect to commence earning revenues until at least January, 2008. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed our "English-as-Second-Language" training courses product and our marketing plan to attract customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

We have raised money from an offering of our shares pursuant to a Registration Statement on Form SB-2. As of June 18, 2007, we successfully completed the sale of 2,333,333 shares of our common stock to various investors at a price per share of $0.03 for aggregate proceeds of $70,000. The shares of common stock sold to the investors were previously registered by us pursuant to a registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on January 19, 2007. We believe that this will allow us to begin our product development, market our website, and remain in business for twelve months. If we are unable to generate revenues after twelve months for any reason, or if we are unable to make a reasonable profit after twelve months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash. If we need additional funds in the next twelve months, we may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

PLAN OF OPERATION

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in our financial position should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our SB-2 filed on January 19, 2007.

Our specific goal is to develop our interactive English language training courses and to execute our marketing plan. We intend to accomplish these goals as described in the section entitled "Milestones" below.

MILESTONES

As of June 18, 2007, we have raised $70,000 pursuant to our SB-2 offering. We believe that these proceeds will satisfy our cash requirements for the next 12 months, but we may have to raise additional funds thereafter. The following is a chronological itemization of the milestones we intend to achieve over the next 12 months.

1. COMPLETION OF OUR INITIAL PRODUCT, JULY - SEPTEMBER 2007

On June 28, 2007, we signed an agreement with A.M. Managements Tools Ltd. in which they agreed to provide us with consulting and development services for our initial product. Pursuant to the terms of the agreement, A.M. Managements Tools Ltd. agreed to develop the beginner and intermediate level of our product for us. The cost of the development is $38,000. Payment is due on August 15, 2007.We expect the initial development to be completed during September 2007.

During these three months, we intend to direct our development efforts at the beginner and intermediate levels. The course content for these levels will include the following:

BEGINNER LEVEL: Fundamentals of English phonetics, grammar, vocabulary and learning games.
INTERMEDIATE LEVEL: English grammar, speaking, vocabulary and listening.

Our budget for the development of the Beginner and Intermediate levels is $38,000.

2. COMPLETION OF THE ADVANCED LEVEL PRODUCT, OCTOBER - NOVEMBER 2007

We will develop the advanced level of our product, which will focus on TOEFL (Test of English as a Foreign Language) preparation, at the estimated cost of $10,000. TOEFL is a required exam for those foreign students wishing to begin undergraduate or graduate study in the U.S. The TOEFL is a computer exam, which is given year round. The exam is comprised of 4 sections: listening comprehension, structure, reading comprehension, and writing.

We will hire a certified TOFEL teacher on a contract basis for one month at the cost of $5,000 to create the course content for the advanced level of our product which will include the TOEFL study materials. We believe that the advanced level of our product will help to attract and retain a broad customer base.

The incremental approach described above will allow us to begin product development on a limited financial budget. In the future, as we generate revenue from the sale of our product, we will develop additional programs (e.g. Business English, Public Speaking, and English Writing Skills). Ultimately, we intend to have a comprehensive product line for adults studying English as a second language.

3. MARKETING, DECEMBER 2007 - JUNE 2008

We plan to hire a sales person to assist our officers with the marketing of our product. We anticipate that the cost for the three month period will be approximately $10,000 which we have allocated in our budget. The sales representative will contact "English-as-Second-Language" schools and colleges to market our product for use within their schools or for resale to their students. In addition, the sales representative's duties will include creating awareness by promoting our product to industry associated companies. We intend for the sales representative to obtain reciprocal arrangements with related internet sites ("English-as-Second-Language" websites) for the reciprocal display of each other's website link. The purpose of this arrangement is to encourage potential customers to visit our website at no cost to us. We have also allocated in our budget the amount of $5,000 for phone and fax lines, business cards, and graphic design of e-newsletters.

At this stage we have not budgeted for any extension of the three-month sales budget. If revenues are generated, we will re-evaluate our decision.

4. MARKETING, MARCH - JUNE 2008

At this stage we have yet to budget any financial resources for our marketing efforts in this period. In the future, as we generate revenues, management will allocate resources to pursue our marketing plan.

RESULTS OF OPERATIONS

During the period from June 28, 2006 (inception) through June 30, 2007, we incurred a net loss of $23,263. This loss consisted primarily of incorporation costs, administrative expenses, and legal expenses. We had no revenues for the period from June 28, 2006 (inception) through June 30, 2007.

In July 2006, we reserved the domain name www.shopperswallet.com, and we purchased a web hosting package from Yahoo.com to host our website at a cost of $360 annually.

On June 28, 2007, we signed an agreement with A.M. Managements Tools Ltd. according to which they have agreed to provide us with consulting and development services for our initial product. A.M. Managements Tools Ltd. has agreed to develop the beginner and intermediate Level of our product for us. The cost of the development is $38,000. Payment is due on August 15, 2007.We expect the initial development to be completed during September 2007.

Since inception, we have sold 7,333,333 shares of common stock to our stockholders.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $360 annually.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2007 reflects assets of $70,904. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date. On December 1, 2006, we obtained an interest-free loan from Jacob Perry, our Chief Executive Officer, in the amount of $15,000. The loan is payable on demand on or after December 1, 2007.

As of June 18, 2007, we successfully completed the sale of 2,333,333 shares of our common stock to various investors at a price per share of $0.03 for aggregate proceeds of $70,000.

Notwithstanding that we have raised $70,000 in our offering, we anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

On June 28, 2007, we signed an agreement with A.M. Managements Tools Ltd. to provide us with consulting and development services for our initial product. In consideration for the payment of $38,000, A.M. Managements Tools Ltd. agreed to develop the beginner and intermediate level of our product for us. Payment is due on August 15, 2007. We expect the initial development to be completed during September 2007.

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

ITEM 1. LEGAL PROCEEDINGS

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

We incorporate by reference the risk factors set forth in our Registration Statement on Form SB-2, filed on January 3, 2007. We know of no changes that would impact the content of the risk factors disclosed therein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

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

                                     SHOPPER'S WALLET, INC.


August 13, 2007                      By: /s/ Jacob Perry
                                        -------------------------------------
                                        Jacob Perry
                                        Chief Executive Officer


August 13, 2007                      By: /s/ Dejan Mirkovic
                                        -------------------------------------
                                        Dejan Mirkovic
                                        Principal Financial Officer