Form 10QSB
period 2007-09-30
Shopper's Wallet, Inc.
filed 2007-10-31
CIK 1384034

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2007

                                       or

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

There were 7,333,333 shares of common stock, $0.0001 par value per share, outstanding on October 30, 2007.

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

                                      INDEX

                             SHOPPER'S WALLET, INC.

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                  4

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operation                                            11

Item 3. Controls and Procedures                                              12

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                    13

Item 1A. Risk Factors                                                        13

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          13

Item 3. Defaults Upon Senior Securities                                      13

Item 4. Submission of Matters to a Vote of Security Holders                  13

Item 5. Other Information                                                    13

Item 6. Exhibits                                                             13

Signatures                                                                   14

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                SHOPPER'S WALLET
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                  September 30,      October 31,
                                                      2007              2006
                                                    --------          --------
                                                   (unaudited)
ASSETS

Current Assets
  Cash                                              $  7,136          $  4,624
                                                    --------          --------

      Total Assets                                  $  7,136          $  4,624
                                                    ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Loan from Director (Note 5)                       $ 16,211          $    100
                                                    --------          --------

      Total Liabilities                             $ 16,211               100
                                                    --------          --------
Stockholders' Equity (Note 4, 5)
  Common Stock, authorized 100,000,000 shares,
   par value $0.0001, issued and outstanding on
   September 30, 2007; is 7,333,333                      733               500
  Paid in Capital                                     74,267             4,500
  Deficit Accumulated During the
  Development Stage                                  (84,075)             (476)
                                                    --------          --------

      Total Stockholders' Equity                      (9,075)            4,524
                                                    --------          --------

Total Liabilities and Stockholders' Equity          $  7,136          $  4,624
                                                    ========          ========


         The accompanying notes are an integral part of these statements

                                SHOPPER'S WALLET
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

                                                                                            For the         Cumulative
                                                                                            Period         Amounts From
                                     Three Months      Three Months     Nine Months      June 28, 2006     June 28, 2006
                                        Ended             Ended            Ended        (Inception) To    (Inception) To
                                     September 30,     September 30,    September 30,     September 30,    September 30,
                                         2007              2006             2007              2006             2007
                                      ----------        ----------       ----------        ----------       ----------
Revenue                               $       --        $       --       $       --        $       --       $       --

Expenses
  General and Administrative              12,005                --           12,505                --           15,969
  Bank Charges                               141                --              250                --              334
  Filing Fees                                320                --            1,460                --            1,470
  Legal                                   10,000                --           14,000                --           24,000
  Product Development                     38,000                --           38,000                --           38,000
                                      ----------        ----------       ----------        ----------       ----------
Other Income:
  Interest Income                            223                --              223                --              223

Other Expense:
  Foreign Exchange Difference              4,525                                                   --            4,525
                                      ----------        ----------       ----------        ----------       ----------
Loss before income taxes                 (60,243)               --          (70,517)               --          (84,075)
Provision for income taxes                    --                --               --                --               --
                                      ----------        ----------       ----------        ----------       ----------

Net (Loss)                            $  (60,243)       $       --       $  (70,517)       $       --       $  (84,075)
                                      ==========        ==========       ==========        ==========       ==========

Basic and Diluted (Loss) per Share             a                 a                a                 a                a
                                      ----------        ----------       ----------        ----------       ----------

Weighted Average Number of Shares      5,616,492         5,000,000        5,616,492         5,000,000        5,616,492
                                      ----------        ----------       ----------        ----------       ----------


         The accompanying notes are an integral part of these statements

                                SHOPPER'S WALLET
                          (A Development Stage Company)

                        STATEMENT OF STOCKHOLDERS' EQUITY
                 JUNE 28, 2006 (INCEPTION) TO SEPTEMBER 30, 2007

                                          Common Stock
                                      -------------------       Paid in     Accumulated       Total
                                      Shares       Amount       Capital       Deficit         Equity
                                      ------       ------       -------       -------         ------
INCEPTION, JUNE 28, 2006                   --      $   --      $     --      $      --      $      --

Initial capitalization, sale of
common stock to Directors on
June 28, 2006                       5,000,000         500         4,500                         5,000

Net (Loss)                                 --          --            --        (13,558)       (13,558)
                                   ----------      ------      --------      ---------      ---------

BALANCE, DECEMBER 31, 2006          5,000,000         500         4,500        (13,558)        (8,558)

Private placement closed
June 18, 2007                       2,333,333         233        69,767             --         70,000

Net (Loss)                                 --          --            --        (70,517)       (70,517)
                                   ----------      ------      --------      ---------      ---------

BALANCE SEPTEMBER 30, 2007          7,333,333      $  733      $ 74,267      $ (84,075)     $  (9,075)
                                   ==========      ======      ========      =========      =========


         The accompanying notes are an integral part of these statements

                                SHOPPER'S WALLET
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                              For the Period                       For the Period
                                               June 28, 2006      Nine Months       June 28, 2006
                                              (Inception) To         Ended         (Inception) To
                                               September 30,     September 30,      September 30,
                                                   2006              2007               2007
                                                 --------          --------           --------
Operating Activities
  Net (Loss)                                     $     --          $(13,558)          $(84,075)
  Increase in Accounts Payable                        100            14,911             16,111
                                                 --------          --------           --------

Net Cash (Used) by Operating Activities               100             1,353            (67,964)
                                                 --------          --------           --------
Financing Activities
  Proceeds from contributed Capital                    --                --                 --
  Proceeds from sale of Common Stock                   --             5,000             75,000
                                                 --------          --------           --------

Cash Provided by Financing Activities                  --             5,000             75,000
                                                 --------          --------           --------

Net Increase in Cash                                  100             6,353              7,036

Cash, Beginning of Period                              --               100                100
                                                 --------          --------           --------

Cash, End of Period                              $    100          $  6,453           $  7,136
                                                 ========          ========           ========

Supplemental Information:
  Interest Paid                                  $     --          $     --           $     --
  Income Taxes Paid                              $     --          $     --           $     --


         The accompanying notes are an integral part of these statements

                             SHOPPER'S WALLET, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                              (SEPTEMBER 30, 2007)


NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Shopper's Wallet, Inc, a development stage company, was incorporated on June 28, 2006 under the laws of the State of Nevada.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

The relevant accounting policies and procedures are listed below. The company has adopted a December 31 year end.

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

NOTE 6. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to September 30, 2007 of $84,075. This condition raises substantial doubt about the Company's ability to continue as a going concern. The Company's continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7.  NET OPERATING LOSSES

As of September 30, 2007, the Company has a net operating loss carry forward of approximately $84,075 which will expire 19 years from the date the loss was incurred.

NOTE 8.  OPERATING LEASES AND OTHER COMMITMENTS:

The Company currently has no operating lease commitments or any other commitments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Shopper's Wallet, Inc. (referred to in this quarterly report as "Shoppers", "us", "we" and "our") was incorporated on June 28, 2006, in the State of Nevada. Our principal executive offices are located at 33 Hanesher Street, Raanana 43726, Israel. Our telephone number is (011) (972) 9-771-1842. We are a development stage company with limited operations and no revenues from our business operations. We do not expect to commence earning revenues until at least January, 2008. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed our "English-as-Second-Language" training courses product and our marketing plan to attract customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

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

We were incorporated on June 28, 2006. We have not generated any revenue to date and we are a development stage company. We are focused on developing and offering interactive English language training courses specifically designed for adults who are learning English as a second language. The course content will cover English phonetics, grammar, pronunciation and spoken English, vocabulary and learning games. We plan to develop the media with animation graphics and interactive capabilities. It is our goal to offer our products both online and through the direct sale of DVD products.

RESULTS OF OPERATIONS

On August 21, 2007 we paid $38,000 to A.M. Managements Tools for the initial development of the beginner and intermediate level of our product for us.

Our company posted losses of $60,243 for the three months and $70,517 for the nine months ended September 30, 2007. This compares to $0 for the three months and $0 for the period from our incorporation on June 28, 2006 to September 30, 2006. From inception to September 30, 2007 we have incurred losses of $84,075. The principal components of our losses for the nine months ended September 30, 2007 included general and administrative costs of $15,969, legal costs of $24,000 and product development costs of $38,000.

As of the date of this report, our net cash balance is approximately $7,136. Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Since inception, we have sold 7,333,333 shares of common stock to our stockholders.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had working capital of $7,136, compared to $4,624 at October 31, 2006. At September 30, 2007, our total assets consisted of cash of $7,136, compared to cash of $4,624 at October 31, 2006.

We entered fiscal 2007 with $6,462 of cash, as of June 18, 2007, we successfully completed the sale of 2,333,333 shares of our common stock to various investors at a price per share of $0.03 for aggregate proceeds of $70,000. From inception to September 30, 2007 we have incurred losses of $84,075. The principal components of our losses for the nine months ended September 30, 2007 included general and administrative costs of $15,969, legal costs of $24,000 and product development costs of $38,000.

We used approximately $24,000 to pay for professional and other fees related to our SB-2 registration statement and $10,000 for our share transfer agent. During the third quarter, we spent $38,000 on the development of our product. This included costs for the design and programming of our initial product.

How long we will be able to satisfy our cash requirements depends on how quickly our company can generate revenue and how much revenue can be generated. Although there can be no assurance at present, we plan to be in a position to generate revenues by 2008. We must generate at least $23,000 in net revenues in order to fund all expenditures under our 12-month plan of operation. Net revenue is defined as gross revenue net of any direct costs that were necessary to produce the revenue, such as subcontractors, travel and other direct costs attributable to the project that we have to pay for.

If we fail to generate sufficient net revenues, we will need to raise additional capital to continue our operations thereafter. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any further shortfall will affect our ability to expand or even continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all.

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

                             SHOPPER'S WALLET, INC.


October 30, 2007             By: /s/ Jacob Perry
                                ----------------------------------------
                                Jacob Perry
                                Chief Executive Officer


October 30, 2007             By: /s/ Dejan Mirkovic
                                ----------------------------------------
                                Dejan Mirkovic
                                Principal Financial Officer