Form 10KSB
period 2007-12-31
MILLENNIUM ENERGY CORP.
filed 2008-04-14
CIK 1384034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934
For the transition period from _________ to __________.

MILLENNIUM ENERGY CORP.
(formerly CBp Carbon Green, Inc.
and formerly Shopper’s Wallet, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	333-139765	98-050298
(State or other	(Commission File No.)	(I.R.S. Employer
jurisdiction		Identification No.)
of Company )

2820 W. Charleston, Suite 22
Las Vegas, Nevada, 89102
(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code: 011-30-210-895-8786

N/A
(Former name or former address, if changed since last report)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act: Common Stock, $0.0001 par value.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: Nil for the year ended December 31, 2007.

The aggregate market value of the voting and non-voting shares of common equity held by non-affiliates of the Registrant as of March 31, 2008 was 34,999,995 shares X $0.00 per share = $0.00.

The number of outstanding shares of the registrant’s Common Stock, $0.0001 par value, as of March 31, 2008 was 109,999,995 shares.

Transitional Small Business Disclosure Format:   Yes ☐ No ☒

USE OF NAMES

In this annual report, the terms “Millennium Energy”, “Company”, “we”, or “our”, unless the context otherwise requires, means Millennium Energy Corp.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and other reports that we filed with the SEC contain “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements.” Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” or “anticipate” and other similar words. Such forward-looking statements may be contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” among other places.

Although we believe the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and are subject to inherent risks and uncertainties, such as those disclosed in this Annual Report. Each forward-looking statement speaks only as of the date of the particular statement.

Part I

Item 1. Description of Business

Overview of the Company

Millennium Energy Corp. (the “Company”) was incorporated in the State of Nevada on June 28, 2006. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises.” On November 29, 2007, the Company completed a merger with its wholly-owned subsidiary, CBp Carbon Green, Inc., which was incorporated in the State of Nevada on November 7, 2007 solely to effect a name change. As a result, the Company changed its name from Shopper’s Wallet, Inc. to CBp Carbon Green, Inc. On March 26, 2008, the Company completed a merger with its wholly-owned subsidiary, Millennium Energy Corp., which was incorporated in the State of Nevada on February 22, 2008 solely to effect a name change. As a result, the Company changed its name from CBp Carbon Green, Inc. to Millennium Energy Corp. The Company’s common shares are listed for trading on the OTC Bulletin Board under the symbol “MLME”.

We have commenced only limited operations, primarily focused on organizational matters. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets.

From June 2006 to November 2007, we were focused on offering interactive English language training courses specifically designed for adults studying English as a second language. Our product, the course content, which will be available both on-line and in DVD media format, will cover English phonetics, grammar, pronunciation, spoken English, vocabulary and learning games. We had planned to develop our product with animation graphics and interactive capabilities. It was our goal to offer our product both online and through the direct sale of DVD products. Our target market was the non-native, English adult students interested in improving their language skills.

The content of our products was expected to include:

*	Video dialogues
*	Audio scripts (for videos)
*	Clickable words and pictures
*	Text and audio definitions
*	Engaging, interactive learning activities

Once we set-up our website, our customers would be able to access our language training course either through a DVD purchase or their password protected account at our website.

However, in November of 2007, we had a change of control of the Company and expected to change the business direction of the Company from interactive English language training courses to receiving a license of pyrolysis technology from Ariana Intervest Ltd., which technology had been licensed by CBp Carbon Industries, Inc. (a non-related company) under previous agreement with the patent holder. However, CBp Carbon Industries, Inc. advised that it does not consent to the license of the pyrolysis technology from Ariana Intervest Ltd. to the Company and does not permit the use of the CBp name by the Company. Therefore, in March of 2008, we effected a name change of the Company to Milllennium Energy Corp. in order to more closely reflect the new business direction of the Company, which is uranium exploration.

Our President and CEO has no experience in the business of uranium exploration, however, she intends to engage qualified consultants and geologists to assist the Company with its anticipated uranium exploration activities.

We do not currently have sufficient capital to operate our business and we will require additional funding in the future to sustain our operations. There is no assurance that we will ever have revenue in the future or that we will be able to secure the necessary funding to develop our business.

Our offices are currently located at 2820 W. Charleston, Suite 22, Las Vegas, Nevada, 89102. Our telephone number is 011-30-210-895-8786.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this prospectus before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

RISKS RELATED TO OUR COMPANY

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

The Company has incurred net losses of $83,996 for the period from June 28, 2006 (inception) to December 31, 2007. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

We are a development stage company and may never be able to execute our business plan.

We were incorporated on June 28, 2006. We currently have no products, customers or revenues. Although we have begun initial planning for the development of a uranium exploration company, we may not be able to execute our business plan unless and until we are successful in raising funds in the near future. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding.

There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business.

Our business plan may be unsuccessful.

The success of our business plan is dependent on our ability to discover a mineral reserve on one or more properties covered by exploration licenses, however, there can be no assurance that we will be able to develop any potential property into a producing mine and extract those resources. Therefore, the lack of operating history makes it difficult to validate our business plan.

We have no operating history and have maintained losses since inception, which we expect to continue in the future.

We incurred net losses of $83,996 for the period from June 28, 2006 (inception) to December 31, 2007 and expect to incur more operating losses over the next 12 months and in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development and exploration for uranium. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we may not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our executive officers and directors have significant voting power and may take actions that may be different than actions sought by our other shareholders.

Our sole officer and director owns approximately 68.2% of the outstanding shares of our common stock. Therefore, such shareholder will be able to exercise significant influence over all matters requiring shareholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

Since our officers can work or consult for other companies, their other activities could slow down our operations.

Our sole officer and director is not required to work exclusively for us and does not devote all of her time to our operations. Therefore, it is possible that her pursuit of other activities may slow our operations and reduce our financial results because of the slow down in operations. It is expected that our sole officer and director will devote between 5 and 30 hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required.

Our officers have no technical training or experience in mineral exploration. We may suffer irreparable harm due to this lack of experience, which in turn may result in the loss of your investment.

Due to our sole officer and director’s lack of experience, our sole officer may make wrong decisions and choices regarding mineral exploration development and may not take into account standard industry approaches which other mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to our sole officer’s lack of experience in the mineral exploration industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

We depend on our key personnel, the loss of whom would adversely affect our operations. If we fail to attract and retain the talent required for our business, our business will be materially harmed.

We are a small company with no full-time employees as of December 31, 2007, and we depend to a great extent on the principal member of our management. If we lose the services of our sole officer and director, it could significantly impede the achievement of our objectives. We do not currently have any key man life insurance policies. We have not entered into employment agreements with our sole officer and director. In addition, recruiting and retaining qualified exploration personnel will be critical to our success. We may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we may be unable to achieve our exploration objectives in a timely manner.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Trades on the OTC Bulletin Board may be volatile and sporadic; the market price of our common stock could be depressed and therefore difficult for our shareholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading of stock on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may not correlate with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities on a quotation system like Nasdaq or a stock exchange like the American Stock Exchange. Accordingly, our shareholders may have difficulty reselling some or all of their shares.

Our stock is a penny stock. Trading of our shares may be restricted by the SEC’s penny stock regulations and the NASD’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our shares.

The Securities and Exchange Commission has defined “penny stock” under Rule 3a51-1 and as such our stock is penny stock. Our securities are covered by the penny stock rules, Rule 15g-9, which imposes additional sales practice requirements, including disclosure requirements, on broker-dealers who sell to persons other than established customers and “accredited investors”. The disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for stock that is subject to the penny stock rules. The penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition, the Financial Industry Regulatory Authority has adopted rules that require a broker/dealer, when recommending an investment to a customer, to have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker/dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Interpretations of these rules suggest that there is a high probability that speculative low-priced securities will not be suitable for some customers. The Financial Industry Regulatory Authority requirements make it more difficult for broker/dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

RISKS ASSOCIATED WITH MINING

No assurances are given regarding the existence of any mineral resource on any potential mineral property or mineral license that we may be able to acquire that is in commercially exploitable quantities. Funds expended on any exploration will be lost until such time as we may be able to earn revenues from operations, if any. If we do not discover any mineral resource in commercially exploitable quantities, our business may fail.

A reserve, in the context of a mining reserve, is defined by the Securities and Exchange Commission in its Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. The probability of an individual prospect ever having a “reserve” that meets the requirements of the Securities and Exchange Commission’s Industry Guide 7 is extremely remote; in all probability any potential mineral resource property that we may be able to acquire does not contain any “reserve” and any funds that we spend on exploration will probably be lost.

Even if we do eventually discover a mineral reserve on one or more potential mineral properties or licenses that we may be able to acquire, there can be no assurance that we will be able to develop these properties or licenses into producing mines and extract those resources. Both mineral exploration and development involve a high degree of risk and few properties which are explored are ultimately developed into producing mines.

The commercial viability of an established mineral deposit will depend on a number of factors including, by way of example, the size, grade and other attributes of the mineral deposit, the proximity of the resource to infrastructure such as a processing facility, roads and a point for shipping, government regulation and market prices. Most of these factors will be beyond our control, and any of them could increase costs and make extraction of any identified mineral resource unprofitable.

Mineral operations are subject to applicable law and government regulation. Discovery of a mineral resource in a commercially exploitable quantity is subject to these laws and regulations and could restrict or prohibit the exploitation of that mineral resource. Failure to exploit any mineral resource that we might discover may cause our business to fail.

Mineral exploration and extraction procedures require permits from various foreign governmental authorities and are governed by laws and regulations, including those with respect to prospecting, mine development, mineral production, transport, export, taxation, labor standards, occupational health, waste disposal, toxic substances, land use, environmental protection, mine safety and other matters. We cannot assure that we may be able to obtain or maintain any permits required for exploration on any potential mineral property or license that we may be able to acquire or for the construction and operation of a mine on such properties at economically viable costs. Failure to obtain and maintain permits or failure to construct and operate a mine may cause our business to fail.

Establishing the existence of a mineral resource on any potential mineral property or license in commercially exploitable quantities und subsequently developing a potential property or license into a producing mine will require additional capital. Failure to raise this additional capital may prevent us from acquiring a potential mineral property or license, and most likely will prevent us from being able to exploit any mineral resource and may cause our business to fail.

Discovery of mineral resources in commercially exploitable quantities on any potential mineral property or license that we may be able to acquire will require us to expend substantial sums of money to establish the extent of the resource, develop processes to extract it and develop extraction and processing facilities and infrastructure. Although substantial benefits may be derived from the discovery of a major deposit, we cannot assure that such a resource will be significant to justify commercial operations, nor can we assure that we will be able to raise the funds required for timely development. Failure to raise the necessary capital or complete the necessary facilities and infrastructure may cause our business to fail.

Mineral prices are subject to dramatic and unpredictable fluctuations.

Revenues, if any, are expected to be derived from either the sale of a licensed mineral resource property if we are able to acquire such a property or from the extraction and sale of any mineral resources from such a property. Commodity prices have fluctuated widely in recent years and are affected by numerous factors beyond our control, including international, economic and political trends, expectations of inflation, currency exchange fluctuations, interest rates, global or regional consumptive patterns, speculative activities and increased production due to new extraction developments and improved extraction and production methods. The effect of these factors on the price of mineral resources and therefore the economic viability of any potential mineral property that we may be able to acquire and exploration projects cannot be accurately predicted.

The mining industry is highly competitive and we cannot assure of successful future mineral claim acquisitions. Failure to acquire properties for mineral resource exploration may require us to cease operations.

The mineral exploration, development, and production industry is largely desegregated. While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we may not compete with them for the removal or sales of mineral products from any potential mineral property or license that we may be able to acquire if we should eventually discover the presence of them in quantities sufficient to make production economically feasible. Markets exist worldwide for the sale of mineral products and we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities. Competition could adversely affect our ability to acquire suitable prospects for exploration in the future. Accordingly, we cannot assure that we will acquire any interest in mineral resource properties that might yield reserves or result in commercial mining operations.

TRANSFER AGENT

We have appointed the following transfer agent for our shares of common stock: Island Capital Management, LLC, dba Island Stock Transfer, located at 100 Second Avenue S., Suite 300N St. Petersburg, FL 33701. Phone: (727) 289-0010 Fax: (727) 289-0069. The transfer agent is responsible for all record-keeping and administrative functions in connection with our issued and outstanding common stock.

AVAILABLE INFORMATION

The Company’s filings with the Securities and Exchange Commission (“SEC”) may be accessed at the internet address of the SEC, which is http://www.sec.gov. Also, the public may read and copy any materials that the Company files with at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580 Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 2. Description of Property

We do not lease or own any real property. We currently maintain our corporate office at 43 Pireos St., Ano Voula, Athens, Greece, in space provided to us by our President. We do not pay any rental fees for use of this space. This space is sufficient until we commence full operations.

The Company does not have any policies regarding investments in real estate, securities or other forms of property.

Item 3. Legal Proceedings

We know of no existing or pending legal proceedings against us, nor are we involved as a plaintiff in any proceeding or pending litigation. There are no proceedings in which any of our directors, officers or any of their respective affiliates, or any beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.Submission of Matters To A Vote Of Security Holders

None

Part II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

The Company’s Common Stock trades on NASDAQ’s Over-the-Counter Bulletin Board under the symbol “MLME”. It previously traded under the symbol “CBPG” between November 29, 2007 and March 25, 2008 and “SHRW” from the date the Company’s shares were first listed and posted for trading to November 28, 2007.

We are authorized to issue 2,250,000,000 shares of common stock, at a par value of $0.001 per share. As of March 31, 2008, there are 109,999,995 shares of common stock issued and outstanding. There are no outstanding options or warrants or securities that are convertible into shares of common stock.

There is currently a limited trading market for the Company’s common stock.

HOLDERS

The Company had 36 holders of record for its common shares as of March 31, 2008.

DIVIDENDS

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements and operating financial conditions.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any compensation plan under which equity securities are authorized for issuance.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Overview

Millennium Energy Corp was incorporated on June 28, 2006, in the State of Nevada. We are a start-up exploration stage corporation with no current business operations and no revenues from our business operations. We do not expect to commence earning revenues in the near future. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate generating significant revenues until after we have acquired mineral properties, explored these properties and evaluated these properties as to the economic feasibility of commercially mining the properties. Accordingly, we must raise cash from sources other than our operations in order to purchase mineral properties and or licenses and rights to mine these properties and to retain specialists and consultants for the purpose of locating and securing mineral properties and thereafter beginning exploration on these properties. We plan to focus our mineral exploration prospects on mineral bodies containing uranium.

We have raised money from an offering of our shares pursuant to a Registration Statement on Form SB-2. As of June 18, 2007, we successfully completed the sale of 2,333,333 shares of our common stock to various offshore investors at a price per share of $0.03 for aggregate proceeds of $70,000. The shares of common stock sold to the investors were previously registered by us pursuant to a registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on January 19, 2007.

Effective November 29, 2007, we effected a fifteen (15) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 150,000,000 shares of common stock with a par value of $0.0001 to 2,250,000,000 shares of common stock with a par value of $0.0001. Our issued and outstanding share capital has increased from 7,333,333 shares of common stock to 109,999,995 shares of common stock.

At the present time, we have not made any arrangements to raise additional cash. However, we will require additional funds in the next twelve months and we may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

PLAN OF OPERATION

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we stake claims on mineral properties, locate mineral deposits and begin removing and selling minerals. There is no assurance we will ever reach this point. Our only source for cash at this time is investments by others in Millennium Energy Corp. We must raise cash to implement our project and stay in business. We intend to acquire properties or exploration rights and to conduct research in the form of exploration on such properties.

Our exploration target is to find mineral bodies containing uranium. Our success depends upon finding mineralized material. This will require a determination by a geological consultant as to whether any of the mineral properties we intend to acquire contains mineralized material. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of minerals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to acquire and subsequently complete our exploration of mineral properties. If it turns out that we have not raised enough money to acquire mineral properties and complete our anticipated exploration program, we will try to raise additional funds from a private placement or loans. There is no assurance that we will raise additional money in the future. If we require additional money and are unable to raise it, we will have to suspend or cease operations.

After acquiring mineral properties, we will have to conduct exploration to determine what amount of minerals, if any, exist on the properties and if it is economically feasible to extract and process any of the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material.

We do not own any mineral properties nor claim to have any rights to any minerals or reserves at this time.

If we are unable to complete any phase of our proposed plan of acquisition and exploration because we do not have enough money, we will cease operations until we raise more money. If we cannot or do not raise more money, we will cease operations. If we are required to cease operations, we will investigate all other opportunities to maintain stockholder value.

We do not intend to hire additional employees at this time. All of the work to be conducted on any acquired properties will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing any mineralized material.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend on buying any plant or significant equipment during the next twelve months.

LIMITED OPERATING HISTORY: NEED FOR ADDITIONAL CAPITAL

There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage company, and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the acquisition and exploration of mineral properties, and possible cost overruns due to price and cost increases in services.

Once we acquire mineral properties we plan to conduct research and exploration of any acquired properties, and if successful and economically feasible, we plan to start production of any minerals we may find. We anticipate seeking equity financing to provide for the capital required to implement our research and exploration plans.

We have no assurance that future financings will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing stockholders.

LIQUIDITY AND CAPITAL RESOURCES

To meet our need for cash we intend to raise money from private placement offerings. We cannot guarantee that we will be able to raise enough money to stay in business. If we acquire mineral properties, find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need to complete our exploration plans, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

At December 31, 2007, we had working capital of $8,996, compared to $8,558 at December 31, 2006. At December 31, 2007, our total assets consisted of cash of $82,605 compared to cash of $6,453 at December 31, 2006.

As of June 18, 2007 we have successfully completed the sale of 2,333,333 shares of our common stock to various investors at a price per share of $0.03 for aggregate proceeds of $70,000. From inception to December 31, 2007 we have incurred losses of $83,996. The principal components of our losses for the twelve months ended December 31, 2007 included general and administrative costs of $30,144, and product development costs of $38,000.

We used approximately $24,000 to pay for professional and other fees related to our SB-2 registration statement and $10,000 for our share transfer agent. During the third quarter, we spent $38,000 on the development of our product pursuant to our previous business prospects of marketing an online English Language Training course. This included costs for the design and programming of our initial product.

As of the date of this annual report we have yet to generate any revenues.

As of December 31, 2007, our total assets were $82,605; our total liabilities were $91,601; and, we had cash resources of $82,605.

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

Net Loss

The Company has net losses for the period from inception to December 31, 2007 of $83,996. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Operating Losses

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $83,996 which will expire 19 years from the date the loss was incurred.

Revenues

We have not generated any revenues to date from our operations.

Item 7. Financial Statements
(See next page)

MILLENNIUM ENERGY CORP.

FORMERLY CBp CARBON GREEN, INC. AND

FORMERLY SHOPPER’S WALLET, INC.

Financial Statements

December 31, 2007

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Millennium Energy Corporation
fka CBp Carbon Green, Inc. and fka Shopper’s Wallet, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheet of Millennium Energy Corporation fka CBp Carbon Green, Inc. and fka Shopper’s Wallet, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended, from June 28, 2006 through December 31, 2006, and from inception on June 28, 2006 through December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Energy Corporation fka CBp Carbon Green, Inc. and fka Shopper’s Wallet, Inc. (A Development Stage Company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the year then ended, from June 28, 2006 through December 31, 2006 and from inception on June 28, 2006 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred net losses of $83,996 as of December 31, 2007, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 7, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(A Development Stage Company)

BALANCE SHEETS
	December 31	December 31
	2007	2006
ASSETS
Current Assets
Cash	$82,605	$6,453

Total Assets	$82,605	$6,453

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable	$1,059	$-
Loan from a former director - Note 5	9,067	15,011
Loan payable - Note 6, 10	81,475	-

Total Liabilties	$91,601	$15,011

Stockholders' Equity - Note 4, 5
Common Stock:
Authorized 2,250,000,000 shares, par value $0.0001
Issued and outstanding is 109,999,995 on December 31, 2007
and 75,000,000 on December 31, 2006	11,000	7,500
Paid in Capital	64,000	(2,500)
Deficit Accumulated During the Development Stage	(83,996)	(13,558)

Total Stockholders' Equity	(8,996)	(8,558)

Total Liabilities and Stockholders' Equity	$82,605	$6,453

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
		For the	Cumulative
		Period	Amounts From
	Year	Jun 28, 2006	Jun 28, 2006
	Ended	(Inception) To	(Inception) to
	December 31	December 31	December 31
	2007	2006	2007

Revenue	$-	$-	$-

Expenses
General & Administrative	30,144	13,558	43,702
Product Development	38,000	-	38,000

	68,144	13,558	81,702
Other Income:
Interest Income	231	-	231
Gain on Discontinued Operations	2,000	-	2,000
Other Expense:
Foreign Exchange Difference	(4,525)	-	(4,525)

Income (loss) before income taxes	(70,438)	(13,558)	(83,996)
Provision for income taxes	-	-	-

Net Income (Loss)	$(70,438)	$(13,558)	$(83,996)

Basic & Diluted (Loss) per Common Share	-	-	-

Weighted Average Number of Common Shares	84,247,380	75,000,000	84,247,380

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
		For the period	For the period
		June 28, 2006	June 28, 2006
	Year Ended	(Inception) to	(Inception) to
	December 31,	December 31,	Deccember 31,
	2007	2006	2007

Operating Activities
Net (Loss)	$(70,438)	$(13,558)	$(83,996)
Increase in Accounts Payable	(4,885)	15,011	10,026

Net Cash (Used) by Operating Activities	(75,323)	1,453	(73,970)

Financing Activities
Proceed from sale of common stock	70,000	5,000	75,000
Increase in Loan payable	81,475	-	81,475

Cash Provided by Financing Activities	151,475	5,000	156,475

Net Increase in Cash	76,152	6,453	82,505

Cash, Beginning of Period	6,453	-	100

Cash, End of Period	$82,605	$6,453	$82,605

Supplemental Disclosures of Cash Flow Information:

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
JUNE 28, 2006 (INCEPTION) TO DECEMBER 31, 2007
	Common Stock		Paid in	Accum	Total
	Shares	Amount	Capital	Deficit	Equity

INCEPTION, June 28, 2006	-	$-	$-	$-	$-

Initial capitalization, sale of
common stock to Directors on
June 28, 2006	75,000,000	7,500	(2,500)		5,000

Net (Loss)	-	-	-	(13,558)	(13,558)

	75,000,000	7,500	(2,500)	(13,558)	(8,558)
Private placement closed
June 18, 2007	34,999,995	3,500	66,500	-	70,000

Net (Loss)	-	-	-	(70,438)	(70,438)

	109,999,995	11,000	64,000	(83,996)	(8,996)

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( A Development Stage Company)
Notes to Financial Statements
Year Ended December 31, 2007

1.	GENERAL ORGANIZATION AND BUSINESS

Effective November 29, 2007, Shopper’s Wallet, Inc., a development stage company, incorporated on June 28, 2006 under the laws of the State of Nevada, completed a merger with its wholly owned inactive subsidiary CBp Carbon Green, Inc. Under the terms of the merger Shopper’s Wallet, Inc. is the surviving corporation and is governed by the laws of the States of Nevada. Upon the effective date of the merger November 29, 2007, CBp Carbon Green, Inc. was merged up and into the surviving corporation which resulted in the subsidiary being effectively dissolved. In connection with the merger, Shopper’s Wallet, Inc. amended its articles to change its name to CBp Carbon Green, Inc.

The Company also affected a forward stock split of 15 common shares for each 1 share issued and outstanding. The merger and forward stock split became effective as of November 29, 2007. Upon effectiveness of the split, the authorized capital increased from 150,000,000 to 2,250,000,000 common shares and the issued and outstanding common shares increased from 7,333,333 to 109,999,995.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

EARNINGS (LOSS) PER SHARE

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS 109). SFAS 109 requires the use of an asset and liability approach in accounting for income taxes.

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( A Development Stage Company)
Notes to Financial Statements
Year Ended December 31, 2007

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

INCOME TAXES

SFAS 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

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

4.	STOCKHOLDERS’ EQUITY

AUTHORIZED

The Company is authorized to issue 100,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001 per share.

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( A Development Stage Company)
Notes to Financial Statements
Year Ended December 31, 2007

4.	STOCKHOLDERS’ EQUITY (CONTINUED)

AUTHORIZED

On November 29, 2007, the Company had a fifteen (15) for one (1) forward stock split of its authorized and issued and outstanding common stock. As a result, the Company’s authorized capital has increased from 150,000,000 to 2,250,000,000 shares with a par value of $0.0001.

ISSUED AND OUTSTANDING

On June 28, 2006 (inception), the Company issued 5,000,000 shares of its common stock to its Directors for cash of $5,000. See Note 5.

On June 18, 2007, the Company closed a private placement for 2,333,333 common shares at a price of $0.03 per share, for aggregate proceeds of $70,000. The shares of common stock sold to the investors were previously registered pursuant to a registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on January 19, 2007. The Company accepted subscriptions from 36 offshore non-affiliated investors.

Due to the 15 to 1 forward stock split effective November 29, 2007, the Company’s issued and outstanding share capital has increased from 7,333,333 share of common stock to 109,999,995 shares of common stock.

5.	RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company’s Directors provide office space free of charge.

On June 28, 2006 (inception), the Company issued 5,000,000 share of its common stock to its Directors for cash of $5,000.

A former Director, loaned the company $16,200 during 2007. The loan bears no interest and in payable on demand on or after December 1, 2007 pursuant to the terms of a promissory note dated December 1, 2006. Partial repayment of $7,133 was made on October, 2007. The outstanding balance of the loan is $9,067 at December 31, 2007

6.	LOAN PAYABLE

The loan bears no interest and has no fixed term of repayment.

7.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to December 31, 2007 of $83,996. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( A Development Stage Company)
Notes to Financial Statements
Year Ended December 31, 2007

8.	NET OPERATING LOSSES

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $83,996 which will expire 19 years from the date the loss was incurred.

9.	OPERATING LEASES AND OTHER COMMITMENTS

The company currently has no operating lease commitments or any other commitments.

10.	SUBSEQUENT EVENTS

a)
An agreement was signed on February 15, 2008 whereby CBp Carbon Industries, Inc agreed to release all obligations that the Company has with respect to the repayment of the Loan payable of $4,120,800 (Note 6) for the termination and voiding of the Company’s agreement with Ariana Intervest Ltd. regarding ownership of a pyrolysis technology that the Company had agreed to acquire. As part of the settlement agreement the Company agreed that all payments made on behalf of the acquisition of the technology was made on behalf of CBp Carbon Industries, Inc. The amount of payments to acquire the technology totalled $4,037,325. The difference of $83,475 less $2,000 costs is to be returned to CBp Carbon Industries, Inc.

b)
The Company acquired a subsidiary Millennium Energy Corp. ( a Nevada corporation) by purchasing its one outstanding common share on February 23, 2008. The two companies then signed an Agreement and Plan of Merger on March 11, 2008. The newly merged company is named Millennium Energy Corp.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Moore & Associates, Chartered Accountants are our auditors. There have not been any disagreements with our auditors on accounting and financial disclosure or any other matter.

Item 8a. Controls and Procedures

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Millennium Energy Corp.; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of Millennium Energy Corp. are being made only in accordance with authorizations of management and directors of Millennium Energy Corp., as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of Millennium Energy Corp. that could have a material effect on the financial statements.

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, the end of our fiscal year. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting principles and our overall control environment. This assessment is supported by testing and monitoring performed under the direction of management.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of December 31, 2007, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Our Board of directors, which acts as the audit committee has reviewed results of management’s assessment.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8b. Other Information

Not applicable.

Part III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(A) Of The Exchange Act

The following table sets forth certain information regarding the members of our Board of Directors and executive officers as of December 31, 2007:

Name	Age	Positions and Offices Held
Jana Whitlock (1)	56	President, CEO, CFO, Treasurer and a Director
(1)	Ms. Jana Whitlock was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director on November 18, 2007.

Jana Whitlock (age 56): From 2007 to date, Ms. Whitlock has been the Marketing Director of Meridian Marketing & Research S.A., which is based in Greece and is in the business of trading fast moving consumer goods and is the representative office for the EU on behalf of several major independent cigarette factories. From 2000 to 2007, Ms. Whitlock was the Marketing Director for European Tobacco Inc., which is based in Greece. From 1998 to 2000, Ms. Whitlock was a Zone Manager for BAT/Rothmans of Pall Mall International Ltd. based in the Ukraine. Ms. Whitlock obtained her Bachelors of Arts Degree (Honours) from the University of London, School of Slavonic and Eastern European Studies in 1974. In addition, Ms. Whitlock completed a Business Management Course at Nene College, Northampton in 1978.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers and directors and persons who own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file. Based on information supplied to the Company and filings made with the SEC, the Company believes that during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to its Directors, officers, and greater than ten percent beneficial owners were complied with except for Mr. Jacob Perry and Mr. Dejan Mirkovic failed to timely file their Form 3’s when the Company became a reporting issuer and such Form 3’s were subsequently filed on May 17, 2007.

Audit Committee

Our Board of Directors does not currently have any members that qualify as “audit committee financial experts.” We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, we believe the services of an audit committee financial expert are not warranted at this time.

Code of Ethics

At the present time, the Company has not adopted a code of ethics. The Company intends to adopt a code of ethics in the near future.

Item 10. Executive Compensation

We have not paid, nor do we owe, any compensation to our executive officers. We have not paid any compensation to our officers since inception.

We have no employment agreements with any of our executive officers or employees.

Stock Options Grants

We do not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been granted or exercised by any of the officers or directors since we were founded.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of the date of this Annual Report, with respect to the Company’s directors, named executive officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s common stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group. Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual. Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the date of this Annual Report, there are 109,999,995 (post forward stock split) shares of common stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership *	Percent of Common Stock (1)

Jana Whitlock 43 Pireos Str, Ano Voula, Athens Greece	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director	75,000,000	68.18%

Note:
(1)
Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days or acquires such securities with the purpose or effect of changing or influencing the control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have a stock option and incentive plan.

Item 12. Certain Relationships and Related Transactions

During the fiscal year ending December 31, 2007, there were no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest, except for a former Director, who loaned the Company $16,200 during 2007. The loan bears no interest and is payable on demand on or after December 1, 2007 pursuant to the terms of a promissory note dated December 1, 2006. Partial repayment of $7,133 was made in October, 2007. The outstanding balance of the loan is $9,067 at December 31, 2007.

Item 13. Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Certificate of Incorporation
3.2(1)	Bylaws
3.3(2)	Articles of Merger filed with the Secretary of State of Nevada on November 19, 2007 and which is effective November 29, 2007.
3.4(2)	Certificate of Change filed with the Secretary of State of Nevada on November 19, 2007 and which is effective November 29, 2007.
3.5(3)	Articles of Merger filed with the Secretary of State of Nevada on March 11, 2008, and which is effective March 26, 2008.
31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. Section 1350
32.2	Certificate pursuant to 18 U.S.C. Section 1350

(1) Previously filed on Form SB-2 with the SEC via EDGAR on January 3, 2007 and incorporated herein by reference.
(2) Previously filed on Form 8-K with the SEC via EDGAR on November 29, 2007 and incorporated herein by reference.
(3) Previously filed on Form 8-K with the SEC via EDGAR on March 31, 2008 and incorporated herein by reference.

Item 14. Principal Accountant Fees And Services

Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2007 – $3,000 – Moore & Associates, Chartered Accountants
2006 – $2,000 – Moore & Associates, Chartered Accountants

Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in the preceding paragraph:

2007 – $750 – Moore & Associates, Chartered Accountants
2006 – Nil – Moore & Associates, Chartered Accountants

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 – Nil – Moore & Associates, Chartered Accountants
2006 – Nil – Moore & Associates, Chartered Accountants

All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2007 – Nil – Moore & Associates, Chartered Accountants
2006 – Nil – Moore & Associates, Chartered Accountants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of April, 2008.

MILLENNIUM ENERGY CORP. (Registrant)
By: /s/ Jana Whitlock
Jana Whitlock
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature /s/ Jana Whitlock Jana Whitlock	Title President, CEO, CFO, Treasurer and Director	Date April 11, 2008

Exhibit Index

Exhibit #		Page#

31.1	Certificate pursuant to Rule 13a-14(a).	19

31.2	Certificate pursuant to Rule 13a-14(a).	21

32.1	Certificate pursuant to 18 U.S.C. Section 1350.	23

32.2	Certificate pursuant to 18 U.S.C. Section 1350.	24