Form 10QSB
period 2008-03-31
MILLENNIUM ENERGY CORP.
filed 2008-05-01
CIK 1384034

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended March 31, 2008

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number  333-139765

MILLENNIUM ENERGY CORP.
(formerly CBp Carbon Green, Inc.
and formerly Shopper’s Wallet, Inc.)

(Exact Name of Registrant as Specified in its Charter)

Nevada	98-050298
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
2820 W. Charleston, Suite 22 Las Vegas, Nevada	89102
(Address of Principal Executive Offices)	(Zip Code)

011-30-210-895-8786
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of May 1, 2008
Common Stock, $0.0001 par value	109,999,995

Traditional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

iii

Forward Looking Statements

This quarterly report on Form 10-QSB and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this periodic report.

Use of Names

In this quarterly report, the terms “Millennium Energy”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Millennium Energy Corp. and its subsidiaries.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	(Unaudited) March 31 2008	December 31 2007
ASSETS
Current Assets
Cash	$45,291	$82,605

Total Assets	$45,291	$82,605

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable	$10,650	$1,059
Loan from a former director - Note 5	9,067	9,067
Loan payable - Note 6, 10	81,475	81,475

Total Liabilties	$101,192	$91,601

Stockholders' Equity - Note 4, 5
Common Stock:
Authorized 2,250,000,000 shares, par value $0.0001
Issued and outstanding is 109,999,995 on March 31, 2008 and on December 31, 2007	11,000	11,000
Paid in Capital	64,000	64,000
Deficit Accumulated During the Development Stage	(130,901)	(4,939)

Total Stockholders' Equity	(55,901)	70,061

Total Liabilities and Stockholders' Equity	$45,291	$161,662

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative
			Amounts From
	3 Months	3 Months	Jun 28, 2006
	Ended	Ended	(Inception) to
	March 31	March 31	March 31
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
General & Administrative	46,905	4,939	90,607
Product Development	-	-	38,000

	46,905	4,939	128,607
Other Income:
Interest Income	-	-	231
Gain on Discontinued Operations	-	-	2,000
Other Expense:
Foreign Exchange Difference	-	-	(4,525)

Income (loss) before income taxes	(46,905)	(4,939)	(130,901)
Provision for income taxes	-	-	-

Net Income (Loss)	$(46,905)	$(4,939)	$(130,901)

Basic & Diluted (Loss) per Common Share	-	-	-

Weighted Average Number of Common Shares	84,247,380	75,000,000	84,247,380

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the period
			June 28, 2006
	3 Months Ended	3 Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2008	2007	2008

Operating Activities
Net (Loss)	$(46,905)	$(4,939)	$(130,901)
Increase in Accounts Payable	9,591	-	19,617

Net Cash (Used) by Operating Activities	(37,314)	(4,939)	(111,284)

Financing Activities
Proceed from sale of common stock	-	-	75,000
Increase in Loan payable	-	-	81,475

Cash Provided by Financing Activities	-	-	156,475

Net Increase in Cash	(37,314)	(4,939)	45,191

Cash, Beginning of Period	82,605	6,453	100

Cash, End of Period	$45,291	$1,514	$45,291

Supplemental Disclosures of Cash Flow Information:

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( A Development Stage Company)
Notes to Financial Statements
Period Ended March 31, 2008

1.	GENERAL ORGANIZATION AND BUSINESS

Effective November 29, 2007, Shopper’s Wallet, Inc., a development stage company, incorporated on June 28, 2006 under the laws of the State of Nevada, completed a merger with its wholly owned inactive subsidiary CBp Carbon Green, Inc. Under the terms of the merger Shopper’s Wallet, Inc. is the surviving corporation and is governed by the laws of the States of Nevada. Upon the effective date of the merger November 29, 2007, CBp Carbon Green, Inc. was merged up and into the surviving corporation which resulted in the subsidiary been effectively dissolved. In connection with the merger, Shopper’s Wallet, Inc. amended its articles to change its name to CBp Carbon Green, Inc.

The Company also affected a forward stock split of 15 common shares for each 1 share issued and outstanding. The merger and forward stock split became effective as of November 29, 2007. Upon effectiveness of the split, the authorized capital increased from 150,000,000 to 2,250,000,000 and the issued and outstanding increased from 7,333,333 to 109,999,995.

On March 11, 2008, the Company entered into an Agreement and Plan of Merger with its wholly-owned inactive subsidy Millennium Energy Corp. Under the terms of the merger, the Company is the surviving corporation with the articles of incorporation being amended to change the Company’s name to Millennium Energy Corp. The merger became effective as of March 26, 2008.

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

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( A Development Stage Company)
Notes to Financial Statements
Period Ended March 31, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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
Period Ended March 31, 2008

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

 A former Director, loaned the company $16,200 during 2007. The loan bears no interest and is payable on demand on or after December 1, 2007 pursuant to the terms of a promissory note dated December 1, 2006. Partial repayment of $7,133 was made in October, 2007. The outstanding balance of the loan is $9,067 at March 31, 2008.

6.	LOAN PAYABLE
 .
The loan bears no interest and has no fixed term of repayment.

7.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to March 31, 2008 of $130,901. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( A Development Stage Company)
Notes to Financial Statements
Period Ended March 31, 2008

8.	NET OPERATING LOSSES

As of March 31, 2008, the Company has a net operating loss carry forward of approximately $130,901 which will expire 19 years from the date the loss was incurred.

9.	OPERATING LEASES AND OTHER COMMITMENTS

The company currently has no operating lease commitments or any other commitments.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Our Business

Our Company, Millennium Energy Corp., was incorporated in the State of Nevada on June 28, 2006. The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises.” On November 29, 2007, the Company completed a merger with its wholly-owned subsidiary, CBp Carbon Green, Inc., which was incorporated in the State of Nevada on November 7, 2007 solely to effect a name change. As a result, the Company changed its name from Shopper’s Wallet, Inc. to CBp Carbon Green, Inc. In addition, on March 26, 2008, the Company completed a merger with its wholly-owned subsidiary, Millennium Energy Corp., which was incorporated in the State of Nevada on February 22, 2008 solely to effect a name change. As a result, the Company changed its name from CBp Carbon Green, Inc. to Millennium Energy Corp. The Company’s common shares are now listed for trading on the OTC Bulletin Board under the symbol “MLME”.

From June 2006 to November 2007, we were focused on offering interactive English language training courses specifically designed for adults studying English as a second language. Our product, the course content, which was expected to be available both on-line and in DVD media format, expected to cover English phonetics, grammar, pronunciation, spoken English, vocabulary and learning games. We had planned to develop our product with animation graphics and interactive capabilities. It was our goal to offer our product both online and through the direct sale of DVD products. Our target market was the non-native, English adult students interested in improving their language skills. The content of our products was expected to include:

(a) Video dialogues;
(b) Audio scripts (for videos);
(c) Clickable words and pictures;
(d) Text and audio definitions; and
(e) Engaging, interactive learning activities.

We had anticipated that once we set-up our website, our customers would be able to access our language training course either through a DVD purchase or their password protected account on our website.

However, in November of 2007, we had a change of control of the Company and expected to change the business direction of the Company from interactive English language training courses to receiving a license of pyrolysis technology from Ariana Intervest Ltd., which technology had been licensed by CBp Carbon Industries, Inc. (a non-related company) under previous agreement with the patent holder. However, CBp Carbon Industries, Inc. later advised that it did not consent to the license of the pyrolysis technology from Ariana Intervest Ltd. to the Company and did not permit the use of the CBp name by the Company. Therefore, in March of 2008, the Company effected a name change to Millennium Energy Corp. in order to more closely reflect the new business direction of the Company, which is uranium exploration.

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

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to focus our exploration activities on uranium mineral properties in various regions around the globe. We maintain our statutory registered agent’s office at Eastbiz.com Inc. of 5348 Vegas Dr., Las Vegas, NV 89108 and our corporate office is located at 43 Pireos St., Ano Voula, Athens, Greece. Our telephone number is 011-30-210-895-8786.

We have no plans to change our business activities from mineral exploration. In addition, we intend to explore mineral properties in various regions around the globe and this may result in the acquisition of other entities that own certain mineral rights or licenses.

MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report. This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Overview

Millennium Energy Corp was incorporated on June 28, 2006, in the State of Nevada. We are a start-up exploration stage corporation with no current exploration operations and no revenues from our business operations. We do not expect to commence earning revenues in the near future. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate generating significant revenues until after we have acquired mineral properties, explored these properties and evaluated these properties as to the economic feasibility of commercially mining the properties. Accordingly, we must raise cash from sources other than our operations in order to purchase mineral properties and or licenses and rights to mine these properties and to retain specialists and consultants for the purpose of locating and securing mineral properties and thereafter beginning exploration on these properties. We plan to focus our mineral exploration prospects on mineral bodies containing uranium.

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

Plan of Operations

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we stake claims on mineral properties, locate mineral deposits and begin removing and selling minerals. There is no assurance we will ever reach this point. Our only source for cash at this time is investments by others in Millennium Energy Corp. We must raise cash to implement our business plan and stay in business. We intend to acquire properties or exploration rights and to conduct research in the form of exploration on such properties.

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

Limited Operating History; Need for Additional Capital

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

Employees

At present, we have no full-time employees and we depend to a great extent on the principal member of our management. If we lose the services of our sole officer and director it could significantly impede the achievement of our objectives. We have not entered into employment agreements with our sole officer and director. Because our sole officer and director is inexperienced with exploration, recruiting and retaining qualified exploration personnel will be critical to our success. We may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we may be unable to achieve our exploration objectives in a timely manner.

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

At March 31, 2008, we had working capital deficiency of $55,901, whereas at March 31, 2007 cash and cash equivalents from inception to March 31, 2007 had been insufficient to provide the working capital necessary to operate. At March 31, 2008, our total assets consisted of cash of $45,291 compared to assets with a value of $1,514 at March 31, 2007.

From inception to March 31, 2008 we have incurred losses of $130,901. The principal components of our losses for the three months ended March 31, 2008 included general and administrative costs of $46,905.

As of the date of this periodic report we have yet to generate any revenues.

As of March 31, 2008, our total assets were $45,291; our total liabilities were $101,192; and, we had cash resources of $45,291.

We will need to raise additional capital to continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any shortfall will affect our ability to expand or even continue our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Net Loss. The Company has net losses for the period from inception to March 31, 2008 of $130,901. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Operating Losses. As of March 31, 2008, the Company has a net operating loss carry forward of approximately $130,901 which will expire 19 years from the date the loss was incurred.

Revenues. We have not generated any revenues to date from our operations.

ITEM 3. Controls and Procedures

Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Internal Control over Financial Reporting. There have been no changes in the Company’s internal controls over the financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

The Company intends to adopt a code of business conduct and ethics as an additional element to its financial controls and procedures in the near future.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

N/A

Item 6. Exhibits

(a)	Exhibit List

31.1 Certificate pursuant to Rule 13a-14(a)

31.2 Certificate pursuant to Rule 13a-14(a)

32.1 Certificate pursuant to 18 U.S.C. §1350

32.2 Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of April, 2008.

MILLENNIUM ENERGY CORP. (Registrant)
By: /s/ Jana Whitlock

Jana Whitlock
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jana Whitlock	President, CEO, CFO, Treasurer and Director	April 30, 2008

Jana Whitlock