Form 10QSB
period 2008-06-30
MILLENNIUM ENERGY CORP.
filed 2008-08-13
CIK 1384034

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended June 30, 2008

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

Yes ☐ No☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of July 31, 2008
Common Stock, $0.0001 par value	109,999,995

Traditional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

ii

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(A Development Stage Company)

BALANCE SHEETS

	(Unaudited)
	Jun 30	December 31
	2008	2007

ASSETS
Current Assets
Cash	$15,399	$82,605

Total Assets	$15,399	$82,605

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable	$13,650	$1,059
Loan from a former director - Note 5	9,067	9,067
Loan payable - Note 6, 10	81,475	81,475

Total Liabilties	$104,192	$91,601

Stockholders' Equity - Note 4, 5

Preferred Stock:
Authorized 50,000,000 shares, par value $0.0001	-	-
No shares issued or outstanding

Common Stock:
Authorized 1,500,000,000 shares, par value $0.0001
Issued and outstanding:109,999,995 shares	11,000	11,000

Additional Paid in Capital	64,000	64,000
Deficit Accumulated During the Development Stage	(163,793)	(83,996)

Total Stockholders' Equity	(88,793)	(8,996)

Total Liabilities and Stockholders' Equity	$15,399	$82,605

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Cumulative
			Amounts From
	6 Months	6 Months	Jun 28, 2006
	Ended	Ended	(Inception) to
	Jun 30	Jun 30	Jun 30
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
General & Administrative	79,797	4,767	123,499
Product Development	-	-	38,000

	79,797	4,767	161,499
Other Income:
Interest Income	-	-	231
Gain on Discontinued Operations	-	-	2,000
Other Expense:
Foreign Exchange Difference	-	-	(4,525)

Income (loss) before income taxes	(79,797)	(4,767)	(163,793)
Provision for income taxes	-	-	-

Net Income (Loss)	$(79,797)	$(4,767)	$(163,793)

Basic & Diluted (Loss) per Common Share	-	-	-

Weighted Average Number of Common Shares	84,247,380	75,000,000	84,247,380

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the period
			June 28, 2006
	6 Months Ended	6 Months Ended	(Inception) to
	Jun 30,	Jun 30,	Jun 30,
	2008	2007	2008

Operating Activities
Net (Loss)	$(79,797)	$(4,767)	$(163,793)
Increase in Accounts Payable	12,591	1,200	22,617

Net Cash (Used) by Operating Activities	(67,206)	(8,506)	(141,176)

Financing Activities
Proceed from sale of common stock	-	70,000	75,000
Increase in Loan payable	-	-	81,475

Cash Provided by Financing Activities	-	70,000	156,475

Net Increase in Cash	(67,206)	61,494	15,299

Cash, Beginning of Period	82,605	6,453	100

Cash, End of Period	$15,399	$67,947	$15,399

Supplemental Disclosures of Cash Flow
Information:

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
JUNE 28, 2006 (INCEPTION) TO JUNE 30, 2008

					Additional
	Preferred Stock		Common Stock		Paid in	Accum	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

INCEPTION, June 28, 2006	-	$-	-	$-	$-	$-	$-

Initial capitalization, sale of
common stock to Directors on
June 28, 2006	-	-	75,000,000	7,500	(2,500)		5,000

Net (Loss)	-	-	-	-	-	(13,558)	(13,558)

December 31, 2006	-	-	75,000,000	7,500	(2,500)	(13,558)	(8,558)

Private placement closed
June 18, 2007	-	-	34,999,995	3,500	66,500	-	70,000

Net (Loss)	-	-	-	-	-	(70,438)	(70,438)

December 31, 2007	-	-	109,999,995	11,000	64,000	(83,996)	(8,996)

Net (Loss)	-	-				(79,797)	(79,797)

June 30, 2008	-	-	109,999,995	11,000	64,000	(163,793)	(88,793)

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( A Development Stage Company)
Notes to Financial Statements
Period Ended June 30, 2008

1.	GENERAL ORGANIZATION AND BUSINESS

Effective November 29, 2007, Shopper’s Wallet, Inc., a development stage company, incorporated on June 28, 2006 under the laws of the State of Nevada, completed a merger with its wholly owned inactive subsidiary CBp Carbon Green, Inc. Under the terms of the merger Shopper’s Wallet, Inc. is the surviving corporation and is governed by the laws of the States of Nevada. Upon the effective date of the merger November 29, 2007, CBp Carbon Green, Inc. was merged up and into the surviving corporation which resulted in the subsidiary been effectively dissolved. In connection with the merger, Shopper’s Wallet, Inc. amended its articles to change its name to CBp Carbon Green, Inc. The Company also affected a forward stock split of 15 common shares for each 1 share issued and outstanding. The merger and forward stock split became effective as of November 29, 2007. Upon effectiveness of the split, the authorized capital increased from 150,000,000 to 2,250,000,000 and the issued and outstanding increased from 7,333,333 to 109,999,995. The authorized capital was then adjusted to 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

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
Period Ended June 30, 2008

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

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( A Development Stage Company)
Notes to Financial Statements
Period Ended June 30, 2008

4.	STOCKHOLDERS’ EQUITY

AUTHORIZED

The Company was initially authorized to issue 100,000,000 shares of $0.0001 par value common stock and 50,000,000 shares of preferred stock, par value $0.0001 per share.

On November 29, 2007, the Company had a fifteen (15) for one (1) forward stock split of its authorized and issued and outstanding common stock. As a result of the split, the Company’s authorized capital increased from 150,000,000 to 2,250,000,000 shares with a par value of $0.0001. The authorized capital was then adjusted to 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

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

 A former Director, loaned the company $16,200 during 2007. The loan bears no interest and is payable on demand on or after December 1, 2007 pursuant to the terms of a promissory note dated December 1, 2006. Partial repayment of $7,133 was made in October, 2007. The outstanding balance of the loan is $9,067 at June 30, 2008.

6.	LOAN PAYABLE
 .
The loan bears no interest and has no fixed term of repayment.

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( A Development Stage Company)
Notes to Financial Statements
Period Ended June 30, 2008

7.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to June 30, 2008 of $163,793. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

8.	NET OPERATING LOSSES

As of June 30, 2008, the Company has a net operating loss carry forward of approximately $163,793 which will expire 19 years from the date the loss was incurred.

9.	OTHER COMMITMENTS

The Company entered into a Mineral Property Use and Exploitation Rights Agreement with a Slovakian company named “CEM” on June 26, 2008. CEM owns certain uranium mineral property interests in Eastern Slovakia. CEM grants to Millennium 100% undivided interest in the rights to the use and exploitation of the property for 25 years commencing on June 30, 2008 ( subject to the NRR Royalty reserved to CEM). In order to exercise its rights the Company will be required to issue a total of 20 million restricted shares of common stock within 90 days of this Agreement. Millennium will also be required to incur at least 5,000,000 Euros of expenditures on the property on or before July 5, 2013. Millennium shall have the option to renew the Rights for an additional 25 year period after the initial Term upon the issuance of an additional 10,000,000 restricted shares of common stock to CEM before 30 days prior to the end of the Term.

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

We have commenced only limited operations, primarily focused on organizational matters. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. Except as addressed below, we have not made any significant purchase or sale of assets. Our President and CEO has no experience in the business of uranium exploration, however, she intends to engage qualified consultants and geologists to assist the Company with its anticipated uranium exploration activities.

On June 26, 2008, the Company entered into a Mineral Property Use and Exploitation Rights Agreement (the “Agreement”) with Central European Metals S.R.O. (“CEM”), a company incorporated in Slovakia. Pursuant to the Agreement the Company has acquired a 100% undivided interest (subject to a 1% net refining return royalty) in a certain uranium mineral property named Spišské Vlachy - U, Mo, Cu ores located in the North Gemeric Permian Belt in Eastern Slovakia and encompassing an area of 41.4 square kilometers (the “Property”). The exclusive right acquired by the Company is for a duration of 25 years commencing June 30, 2008. As consideration for its 100% undivided interest granted under the Agreement, the Company is require to issue a total of 20,000,000 restricted shares of common stock of the Company to CEM within 90 days of this Agreement. In addition, the Company must incur at least €5,000,000 (Euros) of Expenditures, as that term is defined in the Agreement, on the Property on or before July 5, 2013 and must ensure that all governmental and regulatory fees associated with the Property are kept in good standing, including, but not limited to all necessary leases or permits, taxes, and rentals, during the Term. Millennium shall have the option to renew the rights granted under the Agreement for an additional 25 year period after the initial term upon the issuance of an additional 10,000,000 restricted shares of common stock of the Company to CEM on or before 30 days prior to the end of the initial 25 year term. A copy of this Agreement is attached as Exhibit 10.1 to this quarterly report.

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

Effective November 29, 2007, we effected a fifteen (15) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 100,000,000 shares of common stock with a par value of $0.0001 and 50,000,000 shares of preferred stock with a par value of $0.0001 to 1,500,000,000 shares of common stock with a par value of $0.0001 and 50,000,000 shares of preferred stock with a par value of $0.0001. As a result of the forward stock split, our issued and outstanding share capital increased from 7,333,333 shares of common stock to 109,999,995 shares of common stock.

At the present time, we have not made any arrangements to raise additional cash. However, we will require additional funds in the next twelve months and we may seek to obtain additional funds through a second public offering, private placement of securities, or loans. Other than as described in this paragraph, we have no other financing plans at this time.

Plan of Operations

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

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

We do not claim to have any minerals or reserves whatsoever at this time on any of our current properties.

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

At June 30, 2008, we had working capital deficiency of $88,793, whereas at June 30, 2007 cash and cash equivalents from inception to June 30, 2007 had been insufficient to provide the working capital necessary to operate. At June 30, 2008, our total assets consisted of cash of $15,399 compared to assets with a value of $67,947 at June 30, 2007.

From inception to June 30, 2008 we have incurred losses of $163,793. The principal components of our losses for the six months ended June 30, 2008 included general and administrative costs of $79,797.

As of the date of this periodic report we have yet to generate any revenues.

As of June 30, 2008, our total assets were $15,399; our total liabilities were $104,192; and, we had cash resources of $15,399.

We will need to raise additional capital to continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any shortfall will affect our ability to expand or even continue our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Net Loss. The Company has net losses for the period from inception to June 30, 2008 of $163,793. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Operating Losses. As of June 30, 2008, the Company has a net operating loss carry forward of approximately $163,793 which will expire 19 years from the date the loss was incurred.

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

N/A

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other Information

On June 26, 2008, the Company entered into a Mineral Property Use and Exploitation Rights Agreement (the “Agreement”) with Central European Metals S.R.O., a company duly incorporated under the laws of Slovakia (“CEM”). Pursuant to the terms of the Agreement the Company acquired a 100% undivided interest (subject to a 1% net refining return royalty) in a certain uranium mineral property named Spišské Vlachy – U, Mo, Cu ores located in the North Gemeric Permian Belt in Eastern Slovakia and encompassing an area of 41.4 square kilometers (the “Property”). The exclusive right acquired by the Company is for a duration of 25 years commencing June 30, 2008.

As consideration for its 100% undivided interest granted under the Agreement, the Company is required to issue a total of 20,000,000 restricted shares of common stock of the Company to CEM within 90 days of this Agreement. The Company believes that the issuance will be exempt from registration under Regulation S promulgated under the Act as the securities will be issued to CEM through an offshore transaction which was negotiated and consummated outside of the United States.

The Company must incur at least €5,000,000 (Euros) of Expenditures, as that term is defined in the Agreement, on the Property on or before July 5, 2013 and must ensure that all governmental and regulatory fees associated with the Property are kept in good standing, including, but not limited to all necessary leases or permits, taxes, and rentals, during the Term.

The Company shall have the option to renew the rights granted under the Agreement for an additional 25 year period after the initial term upon the issuance of an additional 10,000,000 restricted shares of common stock of the Company to CEM on or before 30 days prior to the end of the initial 25 year term.

In addition, on August 7, 2008, we filed a Certificate of Correction with the Nevada Secretary of State’s office to correct the error on the Certificate of Change that was filed on November 19, 2007 and having an effective date of November 29, 2007. The error was in item 3 and 4 of the Certificate of Change, which stated the current number of authorized shares before the change as 150,000,000 shares of common stock with a par value of $0.0001 per share when it should have stated 100,000,000 shares of common stock with a par value of $0.0001 per share and 50,000,000 shares of preferred stock with a par value of $0.0001 per share. The error in item 4 stated the number of authorized shares after the change as 2,250,000,000 shares of common stock with a par value of $0.0001 per share, when it should have stated 1,500,000,000 shares of common stock with a par value of $0.0001 per share and 50,000,000 shares of preferred stock with a par value of $0.0001 per share. A copy of the file stamped Certificate of Correction is attached to this quarterly report as Exhibit 99.1.

Item 6. Exhibits

(a)	Exhibit List

	10.1	Mineral Property Use and Exploitation Rights Agreement dated June 26, 2008 between Millennium Energy Corp. and Central European Metals S.R.O.
	31.1	Certificate pursuant to Rule 13a-14(a)
	31.2	Certificate pursuant to Rule 13a-14(a)
	32.1	Certificate pursuant to 18 U.S.C. §1350
	32.2	Certificate pursuant to 18 U.S.C. §1350
	99.1	Certificate of Correction filed with the Secretary of State of Nevada on August 7, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August, 2008.

MILLENNIUM ENERGY CORP. (Registrant)
By: /s/ Jana Whitlock
Jana Whitlock
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jana Whitlock	President, CEO, CFO, Treasurer and Director	August 13, 2008
Jana Whitlock