Form 10KSB/A
period 2007-12-31
MILLENNIUM ENERGY CORP.
filed 2008-11-05
CIK 1384034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
Amendment No. 1

(Mark One)

☒|	Annual Report under Section 13 or 15 (d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition Report under Section 14 or 15 (d) of The Securities Exchange Act of 1934
For the transition period from _________ to __________.

MILLENNIUM ENERGY CORP.
(formerly CBp Carbon Green, Inc.
and formerly Shopper’s Wallet, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	333-139765	98-050298
(State or other jurisdiction of Company )	(Commission File No.)	(I.R.S. Employer Identification No.)

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

i

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

Transitional Small Business Disclosure Format:   Yes ☐ No ☒

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of Millennium Energy Corp. (the “Company”) amends the Company’s Annual Report on Form 10-KSB for the 12 months ended December 31, 2007, (the “Original Filing”) which was filed with the Securities and Exchange Commission on April 14, 2008. The Company is filing this Amendment No. 1 for the purpose of including its report on disclosure controls and procedures as required by Item 307 of Regulation S-B to be contained in Part II, Item 8A of the Original Filing which was inadvertently omitted and to state that the Company’s disclosure controls and procedures were not effective as of December 31, 2007. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing and the Company has not updated disclosures included therein to reflect any events that occurred subsequent to April 14, 2008.

ii

iii

Part II

Item 8a. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management has concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective.

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

(b)	Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part III

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of November, 2008.

MILLENNIUM ENERGY CORP. (Registrant)

By: /s/ Jana Whitlock
Jana Whitlock
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jana Whitlock	President, CEO, CFO, Treasurer and Director	November 5, 2008
Jana Whitlock

Exhibit Index

Exhibit #		Page#
31.1	Certificate pursuant to Rule 13a-14(a).	5
31.2	Certificate pursuant to Rule 13a-14(a).	7
32.1	Certificate pursuant to 18 U.S.C. Section 1350.	9
32.2	Certificate pursuant to 18 U.S.C. Section 1350.	10