Form 10-Q
period 2008-09-30
MILLENNIUM ENERGY CORP.
filed 2008-11-19
CIK 1384034

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter ended September 30, 2008

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

Yes ☐  No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding as of October 31, 2008
Common Stock, $0.0001 par value	129,999,995

Traditional Small Business Disclosure Format (Check one):

Yes ☐  No ☒

Forward Looking Statements

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions. These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

	(Unaudited)
	Sep 30	December 31
	2008	2007

ASSETS
Current Assets
Cash	$15,000	$82,605

Resource Property - Note 4	6,000,000	-

Total Assets	$6,015,000	$82,605

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable	$21,377	$1,059
Loan from a former director - Note 6	9,067	9,067
Loan payable - Note 7	156,475	81,475

Total Liabilties	$186,919	$91,601

Stockholders' Equity - Note 5, 6

Preferred Stock:
Authorized 50,000,000 shares, par value $0.0001	-	-
No shares issued or outstanding

Common Stock:
Authorized 1,500,000,000 shares, par value $0.0001
Issued and outstanding:129,999,995 shares	13,000	11,000

Additional Paid in Capital	6,062,000	64,000
Deficit Accumulated During the Exploration Stage	(246,919)	(83,996)

Total Stockholders' Equity	5,828,081	(8,996)

Total Liabilities and Stockholders' Equity	$6,015,000	$82,605

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

					Cumulative
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	Amounts From
	3 Months	3 Months	9 Months	9 Months	Jun 28, 2006
	Ended	Ended	Ended	Ended	(Inception) to
	Sep 30	Sep 30	Sep 30	Sep 30	Sep 30
	2008	2007	2008	2007	2008

Revenue	$-	$-	$-	$-	$-

Expenses
General & Administrative	8,126	22,466	87,923	28,215	131,625
Property Development	75,000	-	75,000	-	75,000
Product Development	-	38,000	-	38,000	38,000

	83,126	60,466	162,923	66,215	244,625
Other Income:
Interest Income	-	223	-	223	231
Gain on Discontinued Operations	-	-	-	-	2,000
Other Expense:
Foreign Exchange Difference	-	(4,525)	-	(4,525)	(4,525)

Income (loss) before income taxes	(83,126)	(64,768)	(162,923)	(70,517)	(246,919)
Provision for income taxes	-	-	-	-	-

Net Income (Loss)	$(83,126)	$(64,768)	$(162,923)	$(70,517)	$(246,919)

Basic & Diluted (Loss) per Common Share	-	-	-	-	-

Weighted Average Number of Common Shares	123,695,646	84,247,380	114,615,378	84,247,380	96,509,088

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

			For the period
	(Unaudited)	(Unaudited)	June 28, 2006
	9 Months Ended	9 Months Ended	(Inception) to
	Sep 30,	Sep 30,	Sep 30,
	2008	2007	2008

Operating Activities
Net (Loss)	$(162,923)	$(70,517)	$(246,919)
Increase in Accounts Payable	20,318	1,200	30,344

Net Cash (Used) by Operating Activities	(142,605)	(69,317)	(216,575)

Financing Activities
Proceed from issue of common stock	6,000,000	70,000	6,075,000
Increase in Loan payable	75,000	-	156,475

Cash Provided by Financing Activities	6,075,000	70,000	6,231,475

Investing Activities
Acquisition of resource property	(6,000,000)	-	(6,000,000)

Net Increase in Cash	(67,605)	683	14,900

Cash, Beginning of Period	82,605	6,453	100

Cash, End of Period	$15,000	$7,136	$15,000

Supplemental Disclosures of Cash Flow
Information:

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(An Exploration Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
JUNE 28, 2006 (INCEPTION) TO SEPTEMBER 30, 2008

					Additional
	Preferred	Stock	Common Stock		Paid in	Accum	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

INCEPTION, June 28, 2006	-	$-	-	$-	$-	$-	$-

Initial capitalization, sale of
common stock to Directors on
June 28, 2006	-	-	75,000,000	7,500	(2,500)		5,000

Net (Loss) for the period
ending December 31, 2006	-	-	-	-	-	(13,558)	(13,558)

Balance, 'December 31, 2006	-	-	75,000,000	7,500	(2,500)	(13,558)	(8,558)

Private placement closed
June 18, 2007	-	-	34,999,995	3,500	66,500	-	70,000

Net (Loss) for the period
ending December 31, 2007	-	-	-	-	-	(70,438)	(70,438)

Balance, December 31, 2007 (Audited)	-	-	109,999,995	11,000	64,000	(83,996)	(8,996)

Stock issued to acquire
resource property Sep 22, 2008
( 20,000,000 shares issued at $0.30)	-	-	20,000,000	2,000	5,998,000		6,000,000

Net (Loss) for the period
ending Sep 30, 2008	-	-				(162,923)	(162,923)

Balance, Sep 30, 2008 ( Unaudited)	-	-	129,999,995	13,000	6,062,000	(246,919)	5,828,081

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended September 30, 2008

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

While management of the Company believes that the Company will be successful in providing cash resources from debt and equity transactions, there can be no assurance that the Company will be able to generate the resources required under its business plan, or be successful in its capital formation activities to allow the Company to commence and sustain its operations, and achieve profitability. As of September 30, 2008, Millennium Energy Corp. had accumulated losses since inception of $246,919. These factors raise substantial doubt regarding Millennium Energy Corp.’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Millennium Energy Corp. be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

(Unaudited)

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended September 30, 2008

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

PROPERTY DEVELOPMENT

Property development costs are written off as expenses when incurred.

2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

(Unaudited)

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended September 30, 2008

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

4. RESOURCE PROPERTY

The Company entered into a Mineral Property Use and Exploitation Rights Agreement with a Slovakian company named “CEM” on June 26, 2008. CEM owns certain uranium mineral property interests in Eastern Slovakia. CEM grants to Millennium 100% undivided interest in the rights to the use and exploitation of the property for 25 years commencing on June 30, 2008 (the “Term”) ( subject to the NRR Royalty reserved to CEM). In order to exercise its rights the Company issued a total of 20 million restricted shares of common stock on September 22, 2008. Millennium will also be required to incur at least 5,000,000 Euros of expenditures on the property on or before July 5, 2013. Millennium shall ensure that all governmental and regulatory fees associated with the Property are kept in good standing, including all necessary leases or permits, taxes and rentals, during the Term. Millennium shall have the option to renew the Rights for an additional 25 year period after the initial Term upon the issuance of an additional 10,000,000 restricted shares of common stock to CEM before 30 days prior to the end of the Term.

5. STOCKHOLDERS’ EQUITY

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

(Unaudited)

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended September 30, 2008

5. STOCKHOLDERS’ EQUITY (CONTINUED)

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

5. STOCKHOLDERS’ EQUITY (CONTINUED)

Due to the 15 to 1 forward stock split effective November 29, 2007, the Company’s issued and outstanding share capital has increased from 7,333,333 share of common stock to 109,999,995 shares of common stock.

The Company issued 20,000,000 common shares on September 22, 2008 to acquire resource property.

6. RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property. The Company’s Directors provide office space free of charge.

On June 28, 2006 (inception), the Company issued 5,000,000 share of its common stock to its Directors for cash of $5,000.

A former Director, loaned the company $16,200 during 2007. The loan bears no interest and is payable on demand on or after December 1, 2007 pursuant to the terms of a promissory note dated December 1, 2006. Partial repayment of $7,133 was made in October, 2007. The outstanding balance of the loan is $9,067 at September 30, 2008.

6. LOAN PAYABLE

The loan bears no interest and has no fixed term of repayment.

(Unaudited)

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended September 30, 2008

7. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has net losses for the period from inception to September 30, 2008 of $246,919. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

8. NET OPERATING LOSSES

As of September 30, 2008, the Company has a net operating loss carry forward of approximately $246,919 which will expire 19 years from the date the loss was incurred.

9. OTHER COMMITMENTS

The Company entered into a Mineral Property Use and Exploitation Rights Agreement with a Slovakian company named “CEM” on June 26, 2008. Millennium will be required to incur at least 5,000,000 Euros of expenditures on the property on or before July 5, 2013.

(Unaudited)

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

On June 26, 2008, the Company entered into a Mineral Property Use and Exploitation Rights Agreement (the “Agreement”) with Central European Metals S.R.O. (“CEM”), a company incorporated in Slovakia. Pursuant to the Agreement the Company has acquired a 100% undivided interest (subject to a 1% net refining return royalty) in a certain uranium mineral property named Spišské Vlachy - U, Mo, Cu ores located in the North Gemeric Permian Belt in Eastern Slovakia and encompassing an area of 41.4 square kilometers (the “Property”). The exclusive right acquired by the Company is for a duration of 25 years commencing June 30, 2008. As consideration for its 100% undivided interest granted under the Agreement, the Company is require to issue a total of 20,000,000 restricted shares of common stock of the Company to CEM within 90 days of this Agreement, which shares were issued on September 22, 2008. In addition, the Company must incur at least €5,000,000 (Euros) of Expenditures, as that term is defined in the Agreement, on the Property on or before July 5, 2013 and must ensure that all governmental and regulatory fees associated with the Property are kept in good standing, including, but not limited to all necessary leases or permits, taxes, and rentals, during the Term. Millennium shall have the option to renew the rights granted under the Agreement for an additional 25 year period after the initial term upon the issuance of an additional 10,000,000 restricted shares of common stock of the Company to CEM on or before 30 days prior to the end of the initial 25 year term. A copy of this Agreement is attached as Exhibit 10.1 to the Company’s quarterly report filed on August 13, 2008 and is incorporated herein by reference.

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

At September 30, 2008, we had working capital deficiency of $171,919, whereas at September 30, 2007 cash and cash equivalents from inception to September 30, 2007 had been insufficient to provide the working capital necessary to operate. At September 30, 2008, our total assets consisted of cash of $15,000 and resource property of $6,000,000 compared to assets with a value of $7,136 at September 30, 2007.

From inception to September 30, 2008 we have incurred losses of $246,919. The principal components of our losses for the nine months ended September 30, 2008 included general and administrative costs of $87,923 and property development costs of $75,000.

As of the date of this periodic report we have yet to generate any revenues.

As of September 30, 2008, our total assets were $6,015,000; our total liabilities were $186,919; and, we had cash resources of $15,000.

We will need to raise additional capital to continue our operations. We cannot guarantee that additional funding will be available on favorable terms, if at all. Any shortfall will affect our ability to expand or even continue our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Net Loss. The Company has net losses for the period from inception to September 30, 2008 of $246,919. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Operating Losses. As of September 30, 2008, the Company has a net operating loss carry forward of approximately $246,919 which will expire 19 years from the date the loss was incurred.

Revenues. We have not generated any revenues to date from our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

3.
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of September 30, 2008, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

1.
We plan to create a position to segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us; and

2.
We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by September 30, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by September 30, 2009.

Changes in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

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

The Company has incurred net losses of $246,919 for the period from June 28, 2006 (inception) to September 30, 2008. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

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

We incurred net losses of $246,919 for the period from June 28, 2006 (inception) to September 30, 2008 and expect to incur more operating losses over the next 12 months and in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development and exploration for uranium. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we may not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

There can be no assurance that we will be capable of raising the additional funding that we need to carry out our development and exploration objectives.

The further development and exploration of our mineral properties depends upon our ability to obtain financing through capital markets, or other means. There is no assurance that we will be successful in obtaining financing as and when needed. Unfavorable market conditions may make it difficult or impossible for us to obtain debt financing or equity financing on acceptable terms or at all. Failure to obtain additional financing on a timely basis may cause us to postpone our development plans, forfeit rights in some or all of our properties or reduce or terminate some or all of our operations.

Our executive officers and directors have significant voting power and may take actions that may be different than actions sought by our other shareholders.

Our sole officer and director owns approximately 58% of the outstanding shares of our common stock. Therefore, such shareholder will be able to exercise significant influence over all matters requiring shareholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

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

We do not have experience in placing properties into production.

We have no experience in placing mineral properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise to take a mineral deposit into production.

We may be unable to enforce our legal rights in certain circumstances.

In the event of a dispute arising at or in respect of our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of courts in the United States or other jurisdictions. We may also be hindered or prevented from enforcing our rights with respect to a governmental entity or instrumentality because of the doctrine of sovereign immunity.

We depend on our key personnel, the loss of whom would adversely affect our operations. If we fail to attract and retain the talent required for our business, our business will be materially harmed.

We are a small company with no full-time employees as of September 30, 2008, and we depend to a great extent on the principal member of our management. If we lose the services of our sole officer and director, it could significantly impede the achievement of our objectives. We do not currently have any key man life insurance policies. We have not entered into employment agreements with our sole officer and director. In addition, recruiting and retaining qualified exploration personnel will be critical to our success. We may not be able to retain existing personnel or attract and retain qualified staff in the future. If we fail to hire and retain personnel in key positions, we may be unable to achieve our exploration objectives in a timely manner.

All of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

Management is inexperienced in running a U.S. public company.

We are managed by a management team that is relatively unfamiliar with the capital market and the processes by which a U.S. public company should be managed and operated. Management is currently making efforts to familiarize itself with the relevant laws, rules and regulations and market practice, but there can be no assurance that it can master the relevant knowledge and skills and set up the required systems in time to prevent mistakes and to meet shareholder and market expectations.

RISKS ASSOCIATED WITH OUR COMMON STOCK

Trades on the OTC Bulletin Board may be volatile and sporadic; the market price of our common stock could be depressed and therefore difficult for our shareholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board. Trading of stock on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices due to many factors that may not correlate with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities on a quotation system like Nasdaq or a stock exchange like the New York Stock Exchange. Accordingly, our shareholders may have difficulty reselling some or all of their shares.

Our stock is a penny stock. Trading of our shares may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our shares.

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

Establishing the existence of a mineral resource on any potential mineral property or license in commercially exploitable quantities and subsequently developing a potential property or license into a producing mine will require additional capital. Failure to raise this additional capital may prevent us from acquiring a potential mineral property or license, and most likely will prevent us from being able to exploit any mineral resource and may cause our business to fail.

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

Mineral exploration and development is subject to extraordinary operating risks. We currently do not insure against these risks. As a result of an uninsured event our liability may exceed our resources, which would adversely impact on the Company.

Experience, knowledge and careful evaluation may not be able to overcome the many risks associated with exploration, development and production. Our operations are always subject to inherent hazards and risks in the exploration for mineral resources. Discovery of a mineral resource in commercially exploitable quantities, could subject our operations to all of the inherent hazards and risks associated with the development and production of resources, including liability for pollution, cave-ins or similar hazards against which we cannot or may not elect to insure. Such events may result in work stoppages and damage to property, including damage to the environment. It is not always possible to obtain insurance against all such risks and we may decide not to insure against certain risks as a result of high premiums or other reasons. The incurrence of an event that is not fully covered, or covered at all, by insurance, could have a material adverse effect on our financial conditions, results of operations and cash flows and could lead to a decline in the value of our securities. Currently, we do not maintain adequate insurance coverage against operating hazards. Payment for any liability that arises from such occurrences may have a material adverse effect on the Company.

There can be no assurance that our interest in our exploration properties are free from defects.

We have investigated our rights to explore and exploit our properties and, to the best of our knowledge, those rights are in good standing but no assurance can be given that such rights will not be revoked, or significantly altered, to our detriment. There can also be no assurance that our rights will not be challenged or impugned by third parties.

Increased industry demand has created a shortage of mining equipment.

The recent growth in global mining and mineral exploration activities has created a demand for mining equipment and related services that has outpaced supply. As a result, future operations could be adversely affected if we encounter difficulties obtaining access to equipment and services on a timely basis. In the event that we are unable to secure required mining equipment and services on a timely basis, exploration and development activities and costs could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the terms of the Mineral Property Use and Exploitation Rights Agreement between the Company and Central European Metals S.R.O., a company duly incorporated under the laws of Slovakia (“CEM”), which Agreement was filed as Exhibit 10.1 to the quarterly report filed on August 13, 2008 and is incorporated herein by reference, the Company issued to CEM 20,000,000 restricted shares of common stock of the Company on September 22, 2008. The Company believes that the issuance is exempt from registration under Regulation S promulgated under the Securities Act of 1933, as amended, as the securities were issued to CEM through an offshore transaction which was negotiated and consummated outside of the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS

(b) Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of November, 2008.

MILLENNIUM ENERGY CORP. (Registrant)

By: /s/ Jana Whitlock
Jana Whitlock
President, CEO and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jana Whitlock	President, CEO, CFO, Treasurer and Director	November 19, 2008
Jana Whitlock