Form 10-K
period 2008-12-31
MILLENNIUM ENERGY CORP.
filed 2009-04-15
CIK 1384034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________ to __________

Commission File Number:  333-139765

MILLENNIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-050298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43 Pireos St., Ano Voula Athens, Greece	N/A
(Address of principal executive offices)	(Zip Code)

011-30-210-895-8786
(Registrant’s telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act:  Common stock, $0.0001 par value (the “Common Stock”).

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.   34,999,995 shares X $0.00 = Nil

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐ Yes   ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  129,999,995 shares of common stock as of March 31, 2009.

USE OF NAMES

In this annual report, the terms “Millennium Energy”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Millennium Energy Corp.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward looking statements.  Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.  The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions due to a number of factors, including:

•	risks and uncertainties relating to the interpretation of drill results, the geology, grade and continuity of mineral deposits;

•	results of initial feasibility, pre-feasibility and feasibility studies, and the possibility that future exploration, development or mining results will not be consistent with our expectations;

•	mining and development risks, including risks related to accidents, equipment breakdowns, labor disputes or other unanticipated difficulties with or interruptions in production;

•	the potential for delays in exploration or development activities or the completion of feasibility studies;

•	risks related to the inherent uncertainty of production and cost estimates and the potential for unexpected costs and expenses;

•	risks related to commodity price fluctuations;

•	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned exploration and development projects;

•	risks related to environmental regulation and liability;

•	political and regulatory risks associated with mining development and exploration;

•	dependence on key personnel;

•	competitive factors;

•	general economic conditions in the United States, Slovakia and Europe; and

•	other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

These forward-looking statements speak only as of the date on which they are made, and except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

PART I

ITEM 1. BUSINESS

Our Company, Millennium Energy Corp., was incorporated in the State of Nevada on June 28, 2006.  The Company is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting for Development Stage Enterprises”.  On November 29, 2007, the Company completed a merger with its wholly-owned subsidiary, CBp Carbon Green, Inc., which was incorporated in the State of Nevada on November 7, 2007, solely to effect a name change.  As a result, the Company changed its name from Shopper’s Wallet, Inc. to CBp Carbon Green, Inc.  In addition, on March 26, 2008, the Company completed a merger with its wholly-owned subsidiary, Millennium Energy Corp., which was incorporated in the State of Nevada on February 22, 2008, solely to effect a name change.  As a result, the Company changed its name from CBp Carbon Green, Inc. to Millennium Energy Corp.  The Company’s common shares are now listed for trading on the OTC Bulletin Board under the symbol “MLME”.

From June, 2006, to November, 2007, we were focused on offering interactive English language training courses specifically designed for adults studying English as a second language.  Our product, the course content, which was expected to be available both on-line and in DVD media format, expected to cover English phonetics, grammar, pronunciation, spoken English, vocabulary and learning games.  We had planned to develop our product with animation graphics and interactive capabilities.  It was our goal to offer our product both online and through the direct sale of DVD products.  Our target market was the non-native, English adult students interested in improving their language skills.  The content of our products was expected to include:

(i)	Video dialogues;

(ii)	Audio scripts (for videos);

(iii)	Clickable words and pictures;

(iv)	Text and audio definitions; and

(v)	Engaging, interactive learning activities.

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

On June 26, 2008, the Company entered into a Mineral Property Use and Exploitation Rights Agreement (the “Agreement”) with Central European Metals S.R.O. (“CEM”), a company incorporated in Slovakia.  Pursuant to the Agreement the Company has acquired a 100% undivided interest (subject to a 1% net refining return royalty) in a certain uranium mineral property named Spišské Vlachy – U, Mo, Cu ores located in the North Gemeric Permian Belt in Eastern Slovakia and encompassing an area of 41.4 square kilometers (the “Property”).  The exclusive right acquired by the Company is for a duration of 25 years commencing June 30, 2008.  As consideration for its 100% undivided interest granted under the Agreement, the Company is require to issue a total of 20,000,000 restricted shares of Common Stock of the Company to CEM within 90 days of this Agreement, which shares were issued on September 22, 2008.  In addition, the Company must incur at least €5,000,000 (Euros) of Expenditures, as that term is defined in the Agreement, on the Property on or before July 5, 2013, and must ensure that all governmental and regulatory fees associated with the Property are kept in good standing, including, but not limited to all necessary leases or permits, taxes, and rentals, during the term.  Millennium shall have the option to renew the rights granted under the Agreement for an additional 25 year period after the initial term upon the issuance of an additional 10,000,000 restricted shares of Common Stock of the Company to CEM on or before 30 days prior to the end of the initial 25 year term.  A copy of this Agreement is attached as Exhibit 10.1 to the Company’s quarterly report filed on August 13, 2008, and is incorporated herein by reference.

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

Principal Products

At this time we do not have any product for sale as we are in the beginning stages of our exploration and development of the uranium mineral property to which we have acquired the exclusive use and exploitation rights.

Competition

While we compete with other exploration companies in the effort to locate and acquire mineral resource properties, we may not be able to compete with them for the removal or sales of mineral products from any potential mineral property or license to which we have rights or may be able to acquire if we should eventually discover the presence of them in quantities sufficient to make production economically feasible.  Markets exist worldwide for the sale of mineral products and we will likely be able to sell any mineral products that we identify and produce.

In identifying and acquiring mineral resource properties, we compete with many companies possessing greater financial resources and technical facilities.  Competition could adversely affect our ability to acquire suitable prospects for exploration in the future.

Licenses

Our development and exploration activities in Slovakia require permits from various government authorities, and are subject to extensive federal, state and local laws and regulations governing prospecting, development, production, exports, taxes, labour standards, occupational health and safety, mine safety and other matters. Such laws and regulations are subject to change, can become more stringent and compliance can therefore become more costly.

We believe that we hold or have the rights to all necessary licences and permits under applicable laws and regulations and believe we are presently complying in all material respects with the terms of such licences and permits. However, such licences and permits are subject to change in various circumstances. There can be no guarantee that we will be able to maintain or obtain all necessary licences and permits that may be required to explore and develop our current property, commence construction or continue operation of mining facilities.

We believe that title to our current property is in good standing, however, this should not be construed as a guarantee of title to such property.

Environmental Laws

Environmental legislation will affect nearly all aspects of our operations. Compliance with environmental legislation can require significant expenditures and failure to comply with environmental legislation may result in the imposition of fines and penalties, clean up costs arising out of contaminated properties, damages and the loss of important permits.

Environmental laws and regulations are evolving in all jurisdictions.  We are not able to determine the specific impact that future changes in environmental laws and regulations may have on our operations and activities, and its resulting financial position; however, we anticipate that capital expenditures and operating expenses may increase in the future as a result of the implementation of new and increasingly stringent environmental regulation. Further changes in environmental laws, new information on existing environmental conditions or other events, including legal proceedings based upon such conditions or an inability to obtain necessary permits, could require increased financial reserves or compliance expenditures or otherwise have a material adverse effect on us.

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

ITEM 1A. RISK FACTORS

An investment in the Company has a high degree of risk.  Before you invest you should carefully consider the risks and uncertainties described below and the other information in this annual report.  If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.

RISKS RELATED TO OUR COMPANY

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

The Company has incurred net losses of $254,492 for the period from June 28, 2006 (inception) to December 31, 2008.  We anticipate generating losses for the next 12 months.  Therefore, we may be unable to continue operations in the future as a going concern.  No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern.  If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

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

We incurred net losses of $254,492 for the period from June 28, 2006 (inception) to December 31, 2008, and expect to incur more operating losses over the next 12 months and in future periods.  These losses will occur because we do not yet have any revenues to offset the expenses associated with the development and exploration for uranium.  We cannot guarantee that we will ever be successful in generating revenues in the future.  We recognize that if we are unable to generate revenues, we may not be able to earn profits or continue operations.

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

Our sole officer and director owns approximately 57.7% of the outstanding shares of our Common Stock.  Therefore, such shareholder will be able to exercise significant influence over all matters requiring shareholder approval.  This influence over our affairs might be adverse to the interest of our other stockholders.  In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our Common Stock.

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

We are a small company with no full-time employees as of December 31, 2008, and we depend to a great extent on the principal member of our management.  If we lose the services of our sole officer and director, it could significantly impede the achievement of our objectives.  We do not currently have any key man life insurance policies.  We have not entered into employment agreements with our sole officer and director.  In addition, recruiting and retaining qualified exploration personnel will be critical to our success.  We may not be able to retain existing personnel or attract and retain qualified staff in the future.  If we fail to hire and retain personnel in key positions, we may be unable to achieve our exploration objectives in a timely manner.

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

There can be no assurance that our interest in our exploration property is free from defects.

We have investigated our rights to explore and exploit our properties and, to the best of our knowledge, those rights are in good standing but no assurance can be given that such rights will not be revoked, or significantly altered, to our detriment.  There can also be no assurance that our rights will not be challenged or impugned by third parties.

An increase in industry demand may create a shortage of mining equipment.

Any increase in growth of global mining and mineral exploration activities may create a demand for mining equipment and related services that may outpace supply.  As a result, future operations could be adversely affected if the Company encounters difficulties obtaining access to equipment and services on a timely basis.  In the event that the Company is unable to secure required mining equipment and services on a timely basis, exploration and development activities, production, productivity and costs could be negatively affected.

ITEM 2. PROPERTIES

We currently maintain our corporate office at 43 Pireos St., Ano Voula, Athens, Greece, in space provided to us by our President.  We do not pay any rental fees for use of this space.  This space is sufficient until we commence full operations.

The Company does not have any policies regarding investments in real estate, securities or other forms of property.

On June 26, 2008, the Company acquired a 100% undivided interest (subject to a 1% net refining return royalty) in the Property located in the North Gemeric Permian Belt in Eastern Slovakia.  See “Item 1 - Business” above for further details on the Property.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

General

We are authorized to issue 1,500,000,000 shares of common stock, at a par value of $0.0001 per share and 50,000,000 shares of preferred stock, at a par value of $0.0001 per share.  As of March 31, 2009, there are 129,999,995 shares of common stock issued and outstanding.  The number of record holders of Common Stock as of March 31, 2009, is approximately 37.

Market Information

The Company’s Common Stock trades on NASDAQ’s Over-the-Counter Bulletin Board under the symbol “MLME”.  It previously traded under the symbol “CBPG” between November 29, 2007, and March 25, 2008, and “SHRW” from the date the Company’s shares were first listed and posted for trading to November 28, 2007.

There is currently a limited trading market for the Company’s Common Stock and no trades have been made of our Common Stock on NASDAQ’s Over-the-Counter Bulletin Board in the past two fiscal years.

Dividend Policy

We have never paid any cash dividends and have no plans to do so in the foreseeable future.  Our future dividend policy will be determined by our Board of Directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences and the restrictions that applicable laws and other arrangements they impose.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans under which equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

Not applicable.

Purchase of Equity Securities by the Company and Affiliated Purchasers

During the fiscal year ended December 31, 2008, no purchases were made by or on behalf of the Company or any “affiliated purchaser” (as defined in §240.10b-18(a)(3) of Regulation S-K), of shares or other units of any class of the Company’s equity securities.

ITEM 6. SELECTED FINANCIAL DATA

The Company, as a “smaller reporting company” (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this annual report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Item 1A. Risk Factors” elsewhere in this annual report.

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

After acquiring mineral properties, we will have to conduct exploration to determine what amount of minerals, if any, exist on the properties and if it is economically feasible to extract and process any of the mineralized material.  Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material.  We cannot predict what that will be until we find mineralized material.

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

At December 31, 2008, we had working capital deficiency of $179,492, whereas at December 31, 2007, cash and cash equivalents from inception to December 31, 2007, had been insufficient to provide the working capital necessary to operate.  At December 31, 2008, our total assets consisted of cash of $1,855 and resource property of $6,000,000 compared to assets with a value of $82,605 at December 31, 2007.

From inception to December 31, 2008, we have incurred losses of $254,492.  The principal components of our losses for the fiscal year ended December 31, 2008, included general and administrative costs of $95,496 and property development costs of $75,000.

As of the date of this annual report we have yet to generate any revenues.

As of December 31, 2008, our total assets were $6,001,855; our total liabilities were $181,347; and, we had cash resources of $1,855.

We will need to raise additional capital to continue our operations.  We cannot guarantee that additional funding will be available on favorable terms, if at all.  Any shortfall will affect our ability to expand or even continue our operations.

Results of Operation

Net Loss.  The Company has net losses for the period from inception to December 31, 2008, of $254,492.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Operating Losses.  As of December 31, 2008, the Company has a net operating loss carry forward of approximately $254,492 which will expire 19 years from the date the loss was incurred.

Revenues.  We have not generated any revenues to date from our operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Millennium Energy Corporation formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Millennium Energy Corporation formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and 2007 and from inception on June 28, 2006 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Millennium Energy Corporation formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc. (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007 and from inception on June 28, 2006 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has an accumulated deficit of $254,492, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 8.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 14, 2009

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(An Exploration Stage Company)

BALANCE SHEETS

	Years Ended
	December 31	December 31
	2008	2007
ASSETS
Current Assets
Cash	$1,855	$82,605

Resource Property - Note 4	6,000,000	-

Total Assets	$6,001,855	$82,605

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Accounts payable	$21,150	$1,059
Loan from a former director - Note 6	9,067	9,067
Loan payable - Note 7	151,130	81,475

Total Liabilties	$181,347	$91,601

Stockholders' Equity - Note 5, 6

Preferred Stock:
Authorized 50,000,000 shares, par value $0.0001 No shares issued or outstanding	-	-

Common Stock:

Authorized 1,500,000,000 shares, par value $0.0001 Issued and outstanding:129,999,995 shares	13,000	11,000

Additional Paid in Capital	6,062,000	64,000
Deficit Accumulated During the Exploration Stage	(254,492)	(83,996)

Total Stockholders' Equity	5,820,508	(8,996)

Total Liabilities and Stockholders' Equity	$6,001,855	$82,605

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	12 Months Ended Dec 31 2008	12 Months Ended Dec 31 2007	Cumulative Amounts From Jun 28, 2006 (Inception) to Dec 31 2008
Revenue	$-	$-	$-

Expenses
General & Administrative	95,496	30,144	139,198
Property Development	75,000	-	75,000
Product Development	-	38,000	38,000

	170,496	68,144	252,198
Other Income:
Interest Income	-	231	231
Gain on Discontinued Operations	-	2,000	2,000
Other Expense:
Foreign Exchange Difference	-	(4,525)	(4,525)

Income (loss) before income taxes	(170,496)	(70,438)	(254,492)
Provision for income taxes	-	-	-

Net Income (Loss)	$(170,496)	$(70,438)	$(254,492)

Basic & Diluted (Loss) per Common Share	-	-	-

Weighted Average Number of Common Shares	114,615,378	84,247,380	96,509,088

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY
JUNE 28, 2006 (INCEPTION) TO DECEMBER 31, 2008

	Preferred Stock		Common Stock		Additional Paid in	Accum Deficit during the exploration	Total
	Shares	Amount	Shares	Amount	Capital	stage	Equity
INCEPTION, June 28, 2006	-	$-	-	$-	$-	$-	$-

Initial capitalization, sale of common stock to Directors on June 28, 2006 at $0.000067/share	-	-	75,000,000	7,500	(2,500)		5,000

Net (Loss) for the period ending December 31, 2006	-	-	-	-	-	(13,558)	(13,558)

Balance, 'December 31, 2006	-	-	75,000,000	7,500	(2,500)	(13,558)	(8,558)

Private placement closed June 18, 2007 at $0.002/share	-	-	34,999,995	3,500	66,500	-	70,000

Net (Loss) for the period ending December 31, 2007	-	-	-	-	-	(70,438)	(70,438)

Balance, December 31, 2007	-	-	109,999,995	11,000	64,000	(83,996)	(8,996)

Stock issued to acquire resource property Sep 22, 2008 ( 20,000,000 shares issued at $0.30)	-	-	20,000,000	2,000	5,998,000		6,000,000

Net (Loss) for the period ending December 31, 2008	-	-				(170,496)	(170,496)

Balance, December 31, 2008	-	-	129,999,995	13,000	6,062,000	(254,492)	5,820,508

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	12 Months Ended Dec 31, 2008	12 Months Ended Dec 31, 2007	For the period June 28, 2006 (Inception) to Dec 31, 2008
Operating Activities
Net (Loss)	$(170,496)	$(70,438)	$(254,492)
Increase in Accounts Payable	20,091	(4,885)	30,117

Net Cash (Used) by Operating Activities	(150,405)	(75,323)	(224,375)

Financing Activities
Proceed from issue of common stock	6,000,000	70,000	6,075,000
Increase in Loan payable	69,655	81,475	151,130

Cash Provided by Financing Activities	6,069,655	151,475	6,226,130

Investing Activities
Acquisition of resource property	(6,000,000)	-	(6,000,000)

Net Increase in Cash	(80,750)	76,152	1,755

Cash, Beginning of Period	82,605	6,453	100

Cash, End of Period	$1,855	$82,605	$1,855

Supplemental Disclosures of Cash Flow
Information:

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Notes to Financial Statements
Year Ended December 31, 2008

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

The Company also affected a forward stock split of 15 common shares for each 1 share issued and outstanding.  The merger and forward stock split became effective as of November 29, 2007.  Upon effectiveness of the split, the authorized capital increased from 150,000,000 to 2,250,000,000 and the issued and outstanding increased from 7,333,333 to 109,999,995.  The authorized capital was then corrected to 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

On March 11, 2008, the Company entered into an Agreement and Plan of Merger with its wholly-owned inactive subsidy Millennium Energy Corp.  Under the terms of the merger, the Company is the surviving corporation with the articles of incorporation being amended to change the Company’s name to Millennium Energy Corp.  The merger became effective as of March 26, 2008.

While management of the Company believes that the Company will be successful in providing cash   resources from debt and equity transactions, there can be no assurance that the Company will be able to generate the resources required under its business plan, or be successful in its capital formation activities to allow the Company to commence and sustain its operations, and achieve profitability.  As of December 31, 2008, Millennium Energy Corp. had accumulated losses since inception of $254,492.  These factors raise substantial doubt regarding Millennium Energy Corp.’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Millennium Energy Corp. be unable to continue as a going concern.

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

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Notes to Financial Statements
Year Ended December 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Notes to Financial Statements
Year Ended December 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

On November 29, 2007, the Company had a fifteen (15) for one (1) forward stock split of its authorized and issued and outstanding common stock.  As a result of the split, the Company’s authorized capital increased from 150,000,000 to 2,250,000,000 shares with a par value of $0.0001. The authorized capital was then corrected to 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Notes to Financial Statements
Year Ended December 31, 2008

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

The Company issued 20,000,000 common shares on September 22, 2008 to acquire the rights to the use and exploitation of a resource property.

6.  RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  The Company’s Directors provide office space free of charge.

On June 28, 2006 (inception), the Company issued 5,000,000 share of its common stock to its Directors for cash of $5,000.

A former Director, loaned the company $16,200 during 2007.  The loan bears no interest and is payable on demand on or after December 1, 2007 pursuant to the terms of a promissory note dated December 1, 2006.  Partial repayment of $7,133 was made in October, 2007.  The outstanding balance of the loan is $9,067 at December 31, 2008.

7.  LOAN PAYABLE

The loan bears no interest and has no fixed term of repayment.

8.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from inception to December 31, 2008 of $254,492.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Notes to Financial Statements
Year Ended December 31, 2008

9.  NET OPERATING LOSSES

As of December 31, 2008, the Company has a net operating loss carry forward of approximately $254,492 which will expire 19 years from the date the loss was incurred.

10.  OTHER COMMITMENTS

The Company entered into a Mineral Property Use and Exploitation Rights Agreement with a Slovakian company named “CEM” on June 26, 2008.  Millennium will be required to incur at least 5,000,000 Euros of expenditures on the property on or before July 5, 2013.

11.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will    prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Notes to Financial Statements
Year Ended December 31, 2008

11.  RECENT ACCOUNTING PRONOUNCEMENTS ( CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Notes to Financial Statements
Year Ended December 31, 2008

11.  RECENT ACCOUNTING PRONOUNCEMENTS ( CONTINUED)

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Notes to Financial Statements
Year Ended December 31, 2008

11.  RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Moore & Associates, Chartered Accountants are our auditors.  During the Company's two most recent fiscal years, there were no disagreements with our auditors which were not resolved on any matter concerning accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements, if not resolved to the satisfaction of our auditors would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Annual Report of Management on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Millennium Energy Corp.; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of Millennium Energy Corp. are being made only in accordance with authorizations of management and directors of Millennium Energy Corp., as appropriate; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets of Millennium Energy Corp. that could have a material effect on the financial statements.

Management, with the participation of our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008, the end of our fiscal year.  Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting principles and our overall control environment.  This assessment is supported by testing and monitoring performed under the direction of management.

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

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of December 31, 2008, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States.  Our audit committee has reviewed the results of management’s assessment.

This annual report does not include an attestation report of the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fourth fiscal quarter of the period covered by this annual report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors, Executive Officers and Significant Employees

The following table sets forth certain information regarding the members of our Board of Directors, executive officers and our significant employees as of March 31, 2009:

Name	Age	Positions and Offices Held
Jana Whitlock(1)	57	President, Chief Executive Officer, Chief Financial Officer, Treasurer and director

Notes:

(1)	Ms. Jana Whitlock was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director on November 18, 2007.

Family Relationships

There are no family relationships between any of the Company’s directors or executive officers.

Business Experience

Jana Whitlock (age 57) has been our President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director of the Company since November 18, 2007.  From 2007 to date, Ms. Whitlock has been the Marketing Director of Meridian Marketing & Research S.A., which is based in Greece and is in the business of trading fast moving consumer goods and is the representative office for the EU on behalf of several major independent cigarette factories.  From 2000 to 2007, Ms. Whitlock was the Marketing Director for European Tobacco Inc., which is based in Greece.  From 1998 to 2000, Ms. Whitlock was a Zone Manager for BAT/Rothmans of Pall Mall International Ltd. based in the Ukraine.  Ms. Whitlock obtained her Bachelors of Arts Degree (Honours) from the University of London, School of Slavonic and Eastern European Studies in 1974. In addition, Ms. Whitlock completed a Business Management Course at Nene College, Northampton in 1978.

Involvement in Certain Legal Proceedings

We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one’s participation in the securities or banking industries, or a finding of securities or commodities law violations.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires executive officers and directors and persons who own more than ten percent of our Common Stock to file reports of ownership and changes in ownership with the SEC.  Such executive officers, directors and greater than ten percent stockholders are also required by SEC rules to furnish us with copies of all Section 16(a) forms they file.  Based on information supplied to the Company and filings made with the SEC, the Company believes that during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to its directors, executive officers, and greater than ten percent beneficial owners were complied with, except as follows:

Central European Metals S.R.O. failed to file a Form 3 within ten days of becoming a greater than 10% beneficial owner on September 22, 2008.  Central European Metals S.R.O. is in the process of applying for EDGAR codes.

Code of Ethics

At the present time, the Company has not adopted a code of ethics.  The Company intends to adopt a code of ethics in the near future.

Audit Committee

At the present time, the Company’s audit committee consists of all the members of our Board of Directors, Ms. Jana Whitlock.  Our Board of Directors does not currently have a member that qualifies as an “audit committee financial expert”.  We believe that the cost related to retaining such a financial expert at this time is prohibitive.  Further, we believe the services of an audit committee financial expert would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

ITEM 11. EXECUTIVE COMPENSATION

In this item, “Named Executive Officer” means:

(i)	all individuals serving as the Company’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level

(ii)
the Company’s two most highly compensated executive officers other than the PEO who were serving as executive officers at the end of the last completed fiscal year and whose total compensation exceeds $100,000; and

(iii)
up to two additional individuals for whom disclosure would have been provided pursuant to paragraph (ii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the last completed fiscal year.

Summary Compensation Table

The following table contains disclosure of all plan and non-plan compensation awarded to, earned by, or paid to the Company’s Named Executive Officers by any person for all services rendered in all capacities to the Company and its subsidiaries during the Company’s fiscal years completed December 31, 2008, and 2007:

Name and principal position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Nonequity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jana Whitlock(1)	2008	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil
President, CEO, CFO, Treasurer and Director	2007	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil	$Nil

Notes:

(1)	Ms. Jana Whitlock was appointed as President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director on November 18, 2007.

Narrative Disclosure to the Summary Compensation Table

We have not paid, nor do we owe, any compensation to our executive officer.  We have not paid any compensation to our executive officers since inception and we do not have any employment agreements with any of our executive officers or employees.

Outstanding Equity Awards at Fiscal Year-End

We have not granted any equity awards and there are no outstanding equity awards at that the fiscal year ended December 31, 2008.

Director Compensation

As at the fiscal year ended December 31, 2008, we did not pay, nor do we owe, any compensation to our directors.  We do not have any employment agreements with any of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2009 (the “Determination Date”), with respect to the Company’s directors, Named Executive Officers, and each person who is known by the Company to own beneficially, more than five percent (5%) of the Company’s Common Stock, and with respect to shares owned beneficially by all of the Company’s directors and executive officers as a group.  Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire shares within 60 days is treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual.  Except as noted, each person or entity has sole voting and sole investment power with respect to the shares shown.

As of the Determination Date, there are 129,999,995 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Position	Amount and Nature of Beneficial Ownership *	Percent of Common Stock(1)
Jana Whitlock 43 Pireos Str, Ano Voula, Athens Greece	President, Chief Executive Officer, Chief Financial Officer, Treasurer and a director	75,000,000	57.7%
Central European Metals S.R.O. Vysoka 26, City Point 2, Poschodie, 811 06 Bratislava, Slovakia	More than 5% shareholder	20,000,000	15.4%
Directors and Officers as a group (1 person)		75,000,000	57.7%

Notes:

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

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans under which equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no transactions, since the beginning of the Company’s fiscal year ended December 31, 2007, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000 or one percent of the average of the Company’s total assets at year end for the last two fiscal years, and in which any related person had or will have a direct or indirect material interest.

Director Independence

As of the date of this annual report, our common stock is traded on the OTC Bulletin Board (the “OTCBB”).  The OTCBB does not impose on us standards relating to director independence or the makeup of committees with independent directors, or provide definitions of independence.  However, under the definition of “Independent Director” as set forth in the NYSE AMEX Company Guide Section 8.03A, we currently do not have any directors that would qualify as independent directors under the definition in the AMEX Company Guide.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table discloses the fees billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended December 31, 2008, and 2007.

Financial Statements for Year Ended December 31	Audit Fees(1)	Audit Related Fees(2)	Tax Fees(3)	All Other Fees(4)
2008	$3,500	$5,125	$Nil	$Nil
2007	$3,000	$750	$Nil	$Nil

Notes:

(1)
The aggregate fees billed for the fiscal year for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for that fiscal years.

(2)
The aggregate fees billed in the fiscal year for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported in Note 1.

(3)	The aggregate fees billed in the fiscal year for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(4)	The aggregate fees billed in the fiscal year for the products and services provided by the principal accountant, other than the services reported in Notes (1), (2) and (3).

Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS

Exhibits

Exhibit No.	Description of Exhibit
3.1(1)	Articles of Incorporation.
3.2(1)	Bylaws.
3.3(2)	Articles of Merger filed with the Secretary of State of Nevada on November 19, 2007 and which is effective November 29, 2007.
3.4(2)	Certificate of Change filed with the Secretary of State of Nevada on November 19, 2007 and which is effective November 29, 2007.

Exhibit No.	Description of Exhibit
3.5(3)	Articles of Merger filed with the Secretary of State of Nevada on March 11, 2008, and which is effective March 26, 2008.
3.6(4)	Certificate of Correction filed with the Secretary of State of Nevada on August 7, 2008.
10.1(4)	Mineral Property Use and Exploitation Rights Agreement dated June 26, 2008 between Millennium Energy Corp. and Central European Metals S.R.O.
31.1	Certificate pursuant to Rule 13a-14(a).
31.2	Certificate pursuant to Rule 13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. Section 1350.
32.2	Certificate pursuant to 18 U.S.C. Section 1350.

Notes:

(1)	Previously filed on Form SB-2 with the SEC via EDGAR on January 3, 2007 and incorporated herein by reference.

(2)	Previously filed on Form 8-K with the SEC via EDGAR on November 29, 2007 and incorporated herein by reference.

(3)	Previously filed on Form 8-K with the SEC via EDGAR on March 31, 2008 and incorporated herein by reference.

(4)	Previously filed on Form 10-QSB with the SEC via EDGAR on August 13, 2008 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2009.

MILLENNIUM ENERGY CORP. (Registrant)

By:	/s/ Jana Whitlock
Jana Whitlock
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jana Whitlock	President, Chief Executive Officer,	April 15, 2009
Jana Whitlock	Chief Financial Officer, Treasurer and Director

EXHIBIT INDEX

Exhibit #		Page#
31.1	Certificate pursuant to Rule 13a-14(a).
31.2	Certificate pursuant to Rule 13a-14(a).
32.1	Certificate pursuant to 18 U.S.C. Section 1350.
32.2	Certificate pursuant to 18 U.S.C. Section 1350.