Form 10-Q
period 2009-03-31
MILLENNIUM ENERGY CORP.
filed 2009-05-12
CIK 1384034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ___________________ to ___________________

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
☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2009
Common Stock, $0.0001 par value	129,999,995

ii

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements.  Forward-looking statements give the Company’s current expectations, plans, objectives, assumptions or forecasts of future events.  All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “plans,” “potential,” “projects,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” and similar expressions.  These statements are based on the Company’s current plans and are subject to risks and uncertainties, and as such the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements.  Any or all of the forward-looking statements in this periodic report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements.  The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs.

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

Unaudited Financial Statements

March 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(An Exploration Stage Company)

CONDENSED BALANCE SHEETS

	(Unaudited)
	March 31	December 31
	2009	2008
ASSETS
Current Assets
Cash	$1,555	$1,855

Total current assets	1,555	1,855

Resource Property - Note 4	6,000,000	6,000,000

Total Assets	$6,001,555	$6,001,855

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$64,741	$21,150
Loan from a former director - Note 6	9,067	9,067
Loan payable - Note 7	151,130	151,130

Total current liabilties	$224,938	$181,347

Stockholders' Equity - Note 5, 6

Preferred Stock:
Authorized 50,000,000 shares, par value $0.0001	$-	$-
No shares issued or outstanding

Common Stock:
Authorized 1,500,000,000 shares, par value $0.0001
Issued and outstanding is 129,999,995 on March 31, 2009
and on December 31, 2008	13,000	13,000

Additional Paid in Capital	6,062,000	6,062,000
Deficit Accumulated During the Exploration Stage	(298,383)	(254,492)

Total Stockholders' Equity	5,776,617	5,820,508

Total Liabilities and Stockholders' Equity	$6,001,555	$6,001,855

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(An Exploration Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

			Cumulative
			Amounts From
	3 Months	3 Months	Jun 28, 2006
	Ended	Ended	(Inception) to
	March 31	March 31	March 31
	2009	2008	2009

Revenue	$-	$-	$-

Expenses
General & Administrative	43,891	46,905	183,089
Property Development	-	-	75,000
Product Development	-	-	38,000

	43,891	46,905	296,089
Other Income:
Interest Income	-	-	231
Gain on Discontinued Operations	-	-	2,000
Other Expense:
Foreign Exchange Difference	-	-	(4,525)

Income (loss) before income taxes	(43,891)	(46,905)	(298,383)
Provision for income taxes	-	-	-

Net Income (Loss)	$(43,891)	$(46,905)	$(298,383)

Basic & Diluted (Loss) per Common Share	-	-	-

Weighted Average Number of Common Shares	129,999,995	109,999,995	102,499,997

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(An Exploration Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
JUNE 28, 2006 (INCEPTION) TO MARCH 31, 2009

						Accum
						Deficit
					Additional	during the
	Preferred Stock		Common Stock		Paid in	exploration	Total
	Shares	Amount	Shares	Amount	Capital	stage	Equity

INCEPTION, June 28, 2006	-	$-	-	$-	$-	$-	$-

Initial capitalization, sale of
common stock to Directors on
June 28, 2006 at $0.000067/share	-	-	75,000,000	7,500	(2,500)		5,000

Net (Loss) for the period
ending December 31, 2006	-	-	-	-	-	(13,558)	(13,558)

Balance, 'December 31, 2006	-	-	75,000,000	7,500	(2,500)	(13,558)	(8,558)

Private placement closed
June 18, 2007 at $0.002/share	-	-	34,999,995	3,500	66,500	-	70,000

Net (Loss) for the period
ending December 31, 2007	-	-	-	-	-	(70,438)	(70,438)

Balance, December 31, 2007	-	-	109,999,995	11,000	64,000	(83,996)	(8,996)

Stock issued to acquire
resource property Sep 22, 2008
( 20,000,000 shares issued at $0.30)	-	-	20,000,000	2,000	5,998,000		6,000,000

Net (Loss) for the period
ending December 31, 2008	-	-				(170,496)	(170,496)

Balance, December 31, 2008	-	-	129,999,995	13,000	6,062,000	(254,492)	5,820,508

Net (Loss) for the period
ending March 31, 2009	-	-				(43,891)	(43,891)

Balance, March 31, 2009	-	-	129,999,995	13,000	6,062,000	(298,383)	5,776,617

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper's Wallet, Inc.)
(An Exploration Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

			For the period
			June 28, 2006
	3 Months Ended	3 Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009

Operating Activities
Net (Loss)	$(43,891)	$(46,905)	$(298,383)
Increase in Accounts Payable	43,591	9,591	73,708

Net Cash (Used) by Operating Activities	(300)	(37,314)	(224,675)

Financing Activities
Proceed from sale of common stock	-	-	6,075,000
Increase in Loan payable	-	-	151,130

Cash Provided by Financing Activities	-	-	6,226,130

Investing Acitivities
Acquisition of resource property	-	-	(6,000,000)

Net Increase in Cash	(300)	(37,314)	1,455

Cash, Beginning of Period	1,855	82,605	100

Cash, End of Period	$1,555	$45,291	$1,555

Supplemental Disclosures of Cash Flow
Information:

Cash Paid For:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended March 31, 2009

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

While management of the Company believes that the Company will be successful in providing cash resources from debt and equity transactions, there can be no assurance that the Company will be able to generate the resources required under its business plan, or be successful in its capital formation activities to allow the Company to commence and sustain its operations, and achieve profitability.  As of March 31, 2009, Millennium Energy Corp. had accumulated losses since inception of $298,383.  These factors raise substantial doubt regarding Millennium Energy Corp.’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Millennium Energy Corp. be unable to continue as a going concern.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Uaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended March 31, 2009

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

Uaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended March 31, 2009

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

On November 29, 2007, the Company had a fifteen (15) for one (1) forward stock split of its authorized and issued and outstanding common stock.  As a result of the split, the Company’s

Uaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended March 31, 2009

5.           STOCKHOLDERS’ EQUITY (CONTINUED)

authorized capital increased from 150,000,000 to 2,250,000,000 shares with a par value of $0.0001. The authorized capital was then adjusted to 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

ISSUED AND OUTSTANDING

On June 28, 2006 (inception), the Company issued 5,000,000 shares of its common stock to its Directors for cash of $5,000.  See Note 6.

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

A former Director, loaned the company $16,200 during 2007.  The loan bears no interest and is payable on demand on or after December 1, 2007 pursuant to the terms of a promissory note dated December 1, 2006.  Partial repayment of $7,133 was made in October, 2007.  The outstanding balance of the loan is $9,067 at March 31, 2009.

7.           LOAN PAYABLE

The loan bears no interest and has no fixed term of repayment.

8.           GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from inception to March 31, 2009 of $298,383.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The

Uaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended March 31, 2009

8.           GOING CONCERN (CONTINUED)

financial statements do not include any adjustments that might result from the outcome of this uncertainty.

9.           NET OPERATING LOSSES

As of March 31, 2009, the Company has a net operating loss carry forward of approximately $298,383 which will expire 19 years from the date the loss was incurred.

10.           OTHER COMMITMENTS

The Company entered into a Mineral Property Use and Exploitation Rights Agreement with a Slovakian company named “CEM” on June 26, 2008.  Millennium will be required to incur at least 5,000.000 Euros of expenditures on the property on or before July 5, 2013.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there

Uaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended March 31, 2009

11.           RECENT ACCOUNTING PRONOUNCEMENTS ( CONTINUED)

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be

Uaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended March 31, 2009

11.           RECENT ACCOUNTING PRONOUNCEMENTS ( CONTINUED)

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

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS

Uaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.
( An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended March 31, 2009

11.           RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Uaudited

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those presented under “Item 1A. Risk Factors” in Part II of this quarterly report on Form 10-Q.

Overview

Our Company was incorporated on June 28, 2006, in the State of Nevada.  We are a start-up exploration stage corporation with no current exploration operations and no revenues from our business operations.  We do not expect to commence earning revenues in the near future.  Our auditors have issued a going concern opinion.  This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months.  We do not anticipate generating significant revenues until after we have acquired mineral properties, explored these properties and evaluated these properties as to the economic feasibility of commercially mining the properties.  Accordingly, we must raise cash from sources other than our operations in order to purchase mineral properties and or licenses and rights to mine these properties and to retain specialists and consultants for the purpose of locating and securing mineral properties and thereafter beginning exploration on these properties.  We plan to focus our mineral exploration prospects on mineral bodies containing uranium.

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

On November 29, 2007, the Company completed a merger with its wholly-owned subsidiary, CBp Carbon Green, Inc., which was incorporated in the State of Nevada on November 7, 2007, solely to effect a name change.  As a result, the Company changed its name from Shopper’s Wallet, Inc. to CBp Carbon Green, Inc.  In addition, on March 26, 2008, the Company completed a merger with its wholly-owned subsidiary, Millennium Energy Corp., which was incorporated in the State of Nevada on February 22, 2008, solely to effect a name change.  As a result, the Company changed its name from CBp Carbon Green, Inc. to Millennium Energy Corp.  The Company’s common shares are now listed for trading on the OTC Bulletin Board under the symbol “MLME”

At the present time, we have not made any arrangements to raise additional cash.  However, we will require additional funds in the next twelve months and we may seek to obtain additional funds through a second public offering, private placement of securities, or loans.  Other than as described in this paragraph, we have no other financing plans at this time.

We maintain our statutory registered agent’s office at Eastbiz.com Inc. of 5348 Vegas Dr., Las Vegas, NV  89108 and our corporate office is located at 43 Pireos St., Ano Voula, Athens, Greece.  Our telephone number is 011-30-210-895-8786.

Business and Plan of Operation

We are an exploration stage corporation.  An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage.  We intend to focus our exploration activities on uranium mineral properties in various regions around the globe and this may result in the acquisition of other entities that own certain mineral rights or licenses.  We have no plans to change our business activities from mineral exploration.

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

At March 31, 2009, we had working capital deficiency of $223,383, whereas at March 31, 2008, we had a working capital deficiency of $55,901.  Cash and cash equivalents from inception to March 31, 2009, have been insufficient to provide the working capital necessary to operate.  At March 31, 2009, our total assets consisted of cash of $1,555 and resource property of $6,000,000 compared to assets with a value of $45,291 at March 31, 2008.

From inception to March 31, 2009, we have incurred losses of $298,383.  The principal components of our losses for the three month period ended March 31, 2009, included general and administrative costs of $43,891 and property development costs of nil.

As of the date of this quarterly report we have yet to generate any revenues.

As of March 31, 2009, our total assets were $6,001,555 our total liabilities were $224,938; and, we had cash resources of $1,555.

We will need to raise additional capital to continue our operations.  We cannot guarantee that additional funding will be available on favorable terms, if at all.  Any shortfall will affect our ability to expand or even continue our operations.

Results of Operation

Net Loss.  The Company has net losses for the period from inception to March 31, 2009, of $298,383.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Operating Losses.  As of March 31, 2009, the Company has a net operating loss carry forward of approximately $298,383 which will expire 19 years from the date the loss was incurred.

Revenues.  We have not generated any revenues to date from our operations.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a smaller reporting company” (as defined by §229.10(f)(1)), is not required to provide the information required by this Item.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(3)
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

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2009.

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

(1)
we plan to create a position to segregate duties consistent with control objectives and plan to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us; and

(2)
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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009.  Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our fiscal quarter of the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

An investment in the Company has a high degree of risk.  Before you invest you should carefully consider the risks and uncertainties described below and the other information in this quarterly report.  If any of the following risks actually occur, our business, operating results and financial condition could be harmed and the value of our stock could go down.

Risks Related to our Company

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

The Company has incurred net losses of $298,383 for the period from June 28, 2006 (inception) to March 31, 2009.  We anticipate generating losses for the next 12 months.  Therefore, we may be unable to continue operations in the future as a going concern.  No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern.  If we cannot continue as a viable entity, our shareholders may lose some or all of their investment in the Company.

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

We incurred net losses of $298,383 for the period from June 28, 2006 (inception) to March 31, 2009, and expect to incur more operating losses over the next 12 months and in future periods.  These losses will occur because we do not yet have any revenues to offset the expenses associated with the development and exploration for uranium.  We cannot guarantee that we will ever be successful in generating revenues in the future.  We recognize that if we are unable to generate revenues, we may not be able to earn profits or continue operations.

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

We are a small company with no full-time employees as of March 31, 2009, and we depend to a great extent on the principal member of our management.  If we lose the services of our sole officer and director, it could significantly impede the achievement of our objectives.  We do not currently have any key man life insurance policies.  We have not entered into employment agreements with our sole officer and director.  In addition, recruiting and retaining qualified exploration personnel will be critical to our success.  We may not be able to retain existing personnel or attract and retain qualified staff in the future.  If we fail to hire and retain personnel in key positions, we may be unable to achieve our exploration objectives in a timely manner.

All of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Our sole director and officer is a national and/or resident of a country other than the United States, and all or a substantial portion of such person’s assets are located outside the United States.  As a result, it may be difficult for investors to effect service of process on our sole director and officer, or enforce within the United States any judgments obtained against us or our sole director and officer, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof.  Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

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

Our Common Stock is a penny stock.  Trading of our shares may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a shareholder’s ability to buy and sell our shares.

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

The mining industry is highly competitive and we cannot assure investors of successful future mineral claim acquisitions.  Failure to acquire properties for mineral resource exploration may require us to cease operations.

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

There can be no assurance that our interest in our exploration properties is free from defects.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(b)	Exhibit List

31.1	Certificate pursuant to Rule 13a-14(a)
31.2	Certificate pursuant to Rule 13a-14(a)
32.1	Certificate pursuant to 18 U.S.C. §1350
32.2	Certificate pursuant to 18 U.S.C. §1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of May, 2009.

MILLENNIUM ENERGY CORP. (Registrant)
By: /s/ Jana Whitlock
Jana Whitlock
President, CEO, CFO, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)