Form 10-Q
period 2009-06-30
MILLENNIUM ENERGY CORP.
filed 2009-08-19
CIK 1384034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _________________ to _________________

Commission File Number:     333-139765

MILLENNIUM ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	98-050298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

43 Pireos St., Ano Voula Athens, Greece	N/A (Zip Code)
(Address of principal executive offices)

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No

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
☐ Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 1, 2009
Common Stock, $0.0001 par value	129,999,995

TABLE OF CONTENTS

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

USE OF NAMES

In this quarterly report, the terms “Millennium Energy”, “Company”, “we”, or “our”, unless the context otherwise requires, mean Millennium Energy Corp. and its subsidiaries, if any.

MILLENNIUM ENERGY CORP.

Formerly CBp Carbon Green, Inc.
and
Formerly Shopper’s Wallet, Inc.

Financial Statements

June 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.)
Condensed Balance Sheets
As at June 30, 2009
(An Exploration Stage Company)

	Unaudited	Audited
	June 30,	December31,
	2009	2008

ASSETS

Current Assets
Cash	$470	$1,855

Total Current Assets	470	1,855

Resource Property –Note 4	6,000,000	6,000,000

Total Asset	$6,000,470	$6,001,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$64,738	$21,150
Loan from a former director – Note 6	9,067	9,067
Loan payable –Related parties – Note 7	156,880	151,130

Total Current Liabilities	$230,685	$181,347

Stockholders’ Equity – Note 5 and 6

Preferred Stock
Authorized 50,000,000 shares, par value $0.0001	$-	$-
No shares issued or outstanding

Common Stock
Authorized 1,500,000,000 shares, par value $0.0001
Issued and outstanding is 129,999,995 on June 30, 2009 and on December 31, 2008	13,000	13,000

Additional paid in capital	6,062,000	6,062,000

Deficit accumulated during the Exploration stage	(305,215)	(254,492)

Total Stockholders’ Equity	5,769,785	5,820,508

Total Liabilities and Stockholders’ Equity	$6,000,470	$6,001,855

The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.)
Condensed Statements of Operations
(An Exploration Stage Company)

					Cumulative
					Amounts from
	3 Months	3 Months	6 Months	6 Months	June 28, 2006
	Ended	Ended	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	6,832	32,847	50,723	79,797	189,921
Property development	-	-	-	-	75,000
Product development	-	-	-	-	38,000

	6,832	32,847	50,723	79,797	302,921

Other Income
Interest income	-	-	-	-	231
Gain on discontinued operations	-	-	-	-	2,000

Other Expenses
Foreign exchange difference	-	-	-	-	(4,525)

Income (loss) before income taxes	(6,832)	(32,847)	(50,723)	(79,797)	(305,215)

Net income (loss)	$(6,832)	$(32,847)	$(50,723)	$(79,797)	$(305,215)

Basic and diluted (loss) per common share	-	-	-	-

Weighted average number of common shares	129,999,995	109,999,995	129,999,995	109,999,995

Unaudited
The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.)
Condensed Statements of Stockholder’s Equity
June 28, 2006 (Inception) to June 30, 2009
(An Exploration Stage Company)

						Accumulated
						Deficit
					Additional	During the
	Preferred Stock		Common Stock		Paid in	Exploration	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Inception, June 28, 2006	-	$-	-	$-	$-	$-	$-

Initial capitalization, sale of common stock to Directors on June 28, 2006 at $0.000067/share	-	-	75,000,000	7,500	(2,500)	-	5,000

Net (loss) for the period ending December 31, 2006	-	-	-	-	-	(13,558)	(13,558)

Balance, December 31, 2006	-	-	75,000,000	7,500	(2,500)	(13,558)	(8,558)

Private placement closed June 18, 2007 at $0.002/share	-	-	34,999,995	3,500	66,500	-	70,000

Net (loss) for the period ending December 31, 2007	-	-	-	-	-	(70,438)	(70,438)

Balance, December 31, 2007	-	-	109,999,995	11,000	64,000	(83,996)	(8,996)

Stock issued to acquire resource property
September 22, 2008 (20,000,000 shares issued at $0.30)	-	-	20,000,000	2,000	5,998,000	-	6,000,000

Net (loss) for the period ending December 31, 2008	-	-	-	-	-	(170,496)	(170,496)

Balance, December 31, 2008	-	-	129,999,995	13,000	6,062,000	(254,492)	5,820,508

Net (loss) for the period ending June 30, 2009	-	-	-	-	-	(50,723)	(50,723)

Balance, June 30, 2009	-	$-	129,999,995	$13,000	$6,062,000	$(305,215)	$5,769,785

Unaudited
The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.)
Condensed Statements of Cash Flows
(An Exploration Stage Company)

			For the period
	Six months	Six months	June 28/2006
	Ended	Ended	(Inception) to
	June 30,	June 30,	June 30,
	2009	2008	2009

Operating activities
Net (loss)	$(50,723)	$(79,797)	$(305,215)
Increase in accounts payable	43,588	12,591	73,705

Net cash (used) by operating activities	(7,135)	(67,206)	(231,510)

Financing activities
Proceeds from sale of common stock	-	-	6,075,000
Increase in loan payable	5,750	-	156,880

Cash provided by financing activities	5,750	-	6,231,880

Investing activities
Acquisition of resource property	-	-	(6,000,000)

Net increase in cash	(1,385)	(67,206)	370

Cash, beginning of period	1,855	82,605	100

Cash, end of period	$470	$15,399	$470

Supplemental Disclosure of Cash Flow Information:

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Unaudited
The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended June 30, 2009

1.        GENERAL ORGANIZATION AND BUSINESS

Basis of Presentation

In the Opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S.GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and outcomes may differ from management’s estimates and assumptions.
Interim results are not necessarily indicative of results for a full year.  The information included in this Form lO-Q should be read in conjunction with information included in the Form IO-K

Effective November 29, 2007, Shopper’s Wallet, Inc., a development stage company, incorporated on June 28, 2006 under the laws of the State of Nevada, completed a merger with its wholly owned inactive subsidiary CBp Carbon Green, Inc.  Under the terms of the merger Shopper’s Wallet, Inc. is the surviving corporation and is governed by the laws of the States of Nevada.  Upon the effective date of the merger November 29, 2007, CBp Carbon Green, Inc. was merged up and into the surviving corporation which resulted in the subsidiary been effectively dissolved.  In connection with the merger, Shopper’s Wallet, Inc. amended its articles to change its name to CBp Carbon Green, Inc.  The Company also affected a forward stock split of 15 common shares for each 1 share issued and outstanding.  The merger and forward stock split became effective as of November 29, 2007.  Upon effectiveness of the split, the authorized capital increased from 150,000,000 to 2,250,000,000 and the issued and outstanding increased from 7,333,333 to 109,999,995.  The authorized capital was then corrected to 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

On March 11, 2008, the Company entered into an Agreement and Plan of Merger with its wholly owned inactive subsidy Millennium Energy Corp.  Under the terms of the merger, the Company is the surviving corporation with the articles of incorporation being amended to change the Company’s name to Millennium Energy Corp.  The merger became effective as of March 26, 2008.

While management of the Company believes that the Company will be successful in providing cash resources from debt and equity transactions, there can be no assurance that the Company will be able to generate the resources required under its business plan, or be successful in its capital formation activities to allow the Company to commence and sustain its operations, and achieve profitability.  As of June 30, 2009, Millennium Energy Corp. had accumulated losses since inception of $305,215. These factors raise substantial doubt regarding Millennium Energy Corp.’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Millennium Energy Corp. be unable to continue as a going concern.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

CASH AND CASH EQUIVALENTS

For the purpose of the statement of cash flows, cash equivalents include all highly liquid investments with maturity of three months or less.

Unaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended June 30, 2009 – Page 2

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

Unaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended June 30, 2009 – Page 3

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

4.        RESOURCE PROPERTY

The Company entered into a Mineral Property Use and Exploitation Rights Agreement with a Slovakian company named “CEM” on June 26, 2008.  CEM owns certain uranium mineral property interests in Eastern Slovakia.  CEM grants to Millennium 100% undivided interest in the rights to the use and exploitation of the property for 25 years commencing on June 30, 2008 (the “Term”) (Subject to the NRR Royalty reserved to CEM).  In order to exercise its rights the Company issued a total of 20 million restricted shares of common stock on September 22, 2008.  Millennium will also be required to incur at least 5,000,000 Euros of expenditures on the property on or before July 5, 2013.  Millennium shall ensure that all governmental and regulatory fees associated with the Property are kept in good standing, including all necessary leases or permits, taxes and rentals, during the Term.  Millennium shall have the option to renew the Rights for an additional 25 year period after the initial Term upon the issuance of an additional 10,000,000 restricted shares of common stock to CEM before 30 days prior to the end of the Term.

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

Unaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended June 30, 2009 – Page 4

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

A former Director, loaned the company $16,200 during 2007.  The loan bears no interest and is payable on demand on or after December 1, 2007 pursuant to the terms of a promissory note dated December 1, 2006.  Partial repayment of $7,133 was made in October, 2007.  The outstanding balance of the loan is $9,067 at June 30, 2009.

7.        LOAN PAYABLE

Total of $156,880 bears no interest and has no fixed term of repayment.
The loans are comprised of $69,655 from an entity that is a shareholder of the Company, $81,475 from an entity not related to the Company, as well as $5,750 from another entity that is not related to the Company.

Unaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended June 30, 2009 – Page 5

8.        GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from inception to June 30, 2009 of $305,215.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The authorized capital increased from 150,000,000 to 2,250,000,000 shares with a par value of $0.0001.  The authorized capital was then adjusted to 1,500,000,000 shares of common stock and 50,000,000 shares of preferred stock.  Financial statements do not include any adjustments that might result from the outcome of this uncertainty.

9.         NET OPERATING LOSSES

As of June 30, 2009, the Company has a net operating loss carry forward of approximately $305,215 which will expire 19 years from the date the loss was incurred.

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

Unaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended June 30, 2009 – Page 6

11.      RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.

Unaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended June 30, 2009 – Page 7

11.      RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).  Earlier adoption is prohibited.  The effective date of this statement is the same as that of the related Statement 141 (revised 2007).  The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquire; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Unaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended June 30, 2009 – Page 8

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

Unaudited

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

You should read the following plan of operation together with our financial statements and related notes appearing elsewhere in this quarterly report.  This plan of operation contains forward-looking statements that involve risks, uncertainties, and assumptions.  The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors.

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

At June 30, 2009, we had working capital deficiency of $230,215, whereas at June 30, 2008, we had a working capital deficiency of $88,793.  Cash and cash equivalents from inception to June 30, 2009, have been insufficient to provide the working capital necessary to operate.  At June 30, 2009, our total assets consisted of cash of $470 and resource property of $6,000,000 compared to assets with a value of $15,399 at June 30, 2008.

From inception to June 30, 2009, we have incurred losses of $305,215.  The principal components of our losses for the six month period ended June 30, 2009, included general and administrative costs of $50,723.

As of the date of this quarterly report we have yet to generate any revenues.

As of June 30, 2009, our total assets were $6,000,470 our total liabilities were $230,685; and, we had cash resources of $470.

We will need to raise additional capital to continue our operations.  We cannot guarantee that additional funding will be available on favorable terms, if at all.  Any shortfall will affect our ability to expand or even continue our operations.

Results of Operation

Net Loss.  Our net loss from inception to June 30, 2009 is $305,215.  Our net loss for the six month period ended June 30, 2009 is $50,732.  The principal components of our losses for the six month period ended June 30, 2009, included general and administrative costs of $50,732 compared to $79,797 for the six months ended June 30, 2008.  This condition raises substantial doubt about our ability to continue as a going concern.  Our continuation as a going concern is dependent on our ability to meet our obligations, to obtain additional financing as may be required and ultimately to attain profitability.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net Operating Losses.  As of June 30, 2009, we have a net operating loss carry forward of approximately $305,215 which will expire 19 years from the date the loss was incurred.

Revenues.  We have not generated any revenues to date from our operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is: (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms; and (2) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure.  A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.  This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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
Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter of the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On July 17, 2009, we appointed Quicksilver Stock Transfer, LLC, of P.O. Box 371270, Las Vegas, Nevada, 89137, Phone: (702) 629-1883, Fax: (702) 562-9791 as our new transfer agent and registrar of the securities of the Company, and cancelled the appointment of Island Stock Transfer as our transfer agent.

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

MILLENNIUM ENERGY CORP. (Registrant)
Date: August 18, 2009	By: /s/ Jana Whitlock
Jana Whitlock
President, CEO, CFO, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)