Form 10-Q
period 2009-09-30
MILLENNIUM ENERGY CORP.
filed 2009-11-27
CIK 1384034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ___________________ to _______________________

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

☐ Yes	☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 12, 2009
Common Stock, $0.0001 par value	129,999,995

TABLE OF CONTENTS

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MILLENNIUM ENERGY CORP.

Formerly CBp Carbon Green, Inc.
and
Formerly Shopper’s Wallet, Inc.

Financial Statements

September 30, 2009

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.)
Condensed Balance Sheets
As at September 30, 2009
(An Exploration Stage Company)

		(Restated)
	Unaudited	Unaudited
	September 30,	December31,
	2009	2008

ASSETS

Current Assets
Cash	$13	$1,855

Total Current Assets	13	1,855

Resource Property –Note 4	40,000	40,000

Total Asset	$40,013	$41,855

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$65,407	$21,150
Loan from a former director – Note 6	9,067	9,067
Due to related parties – Note 7	166,880	151,130

Total Current Liabilities	$241,354	$181,347

Stockholders’ Equity – Note 5 and 6

Preferred Stock
Authorized 50,000,000 shares, par value $0.0001	$-	$-
No shares issued or outstanding

Common Stock
Authorized 1,500,000,000 shares, par value $0.0001
Issued and outstanding is 129,999,995 on September 30, 2009
and on December 31, 2008	13,000	13,000

Additional paid in capital	102,000	102,000

Deficit accumulated during the Exploration stage	(316,341)	(254,492)

Total Stockholders’ Equity	(201,341)	(139,492)

Total Liabilities and Stockholders’ Equity	$40,013	$41,855

Unaudited
The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.)
Condensed Statements of Operations
(An Exploration Stage Company)

					Cumulative
					Amounts from
	3 Months	3 Months	9 Months	9 Months	June 28, 2006
	Ended	Ended	Ended	Ended	(Inception) to
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	6,065	1,126	8,032	4,869	36,487
Legal and accounting	5,061	7,000	53,817	83,054	164,560
Property development	-	75,000	-	75,000	75,000
Product development	-	-	-	-	38,000

	11,126	83,126	61,849	162,923	314,047

Other Income
Interest income	-	-	-	-	231
Gain on discontinued operations	-	-	-	-	2,000

Other Expenses
Foreign exchange difference	-	-	-	-	(4,525)

Income (loss) before income taxes	(11,126)	(83,126)	(61,849)	(162,923)	(316,341)

Provision income taxes	-	-	-	-	-

Net income (loss)	$(11,126)	$(83,126)	$(61,849)	$(162,923)	$(316,341)

Basic and diluted (loss) per common share	-	-	-	-

Weighed average number of common shares	129,999,995	123,695,646	129,999,995	114,615,378

Unaudited
The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.)
Condensed Statements of Stockholder’s Equity (Restated)
September 28, 2006 (Inception) to September 30, 2009
(An Exploration Stage Company)

						Accumulated
						Deficit
					Additional	During the
	Preferred Stock		Common Stock		Paid in	Exploration	Total
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Inception, June 28, 2006	-	$-	-	$-	$-	$-	$-

Initial capitalization, sale of common stock
to Directors on June 28, 2006 at $0.000067/share	-	-	75,000,000	7,500	(2,500)	-	5,000

Net (loss) for the period ending December 31, 2006	-	-	-	-	-	(13,558)	(13,558)

Balance, December 31, 2006	-	-	75,000,000	7,500	(2,500)	(13,558)	(8,558)

Private placement closed June 18, 2007 at $0.002/share	-	-	34,999,995	3,500	66,500	-	70,000

Net (loss) for the period ending December 31, 2007	-	-	-	-	-	(70,438)	(70,438)

Balance, December 31, 2007	-	-	109,999,995	11,000	64,000	(83,996)	(8,996)

Stock issued to acquire resource property
September 22, 2008 (20,000,000 shares issued at $0.002)	-	-	20,000,000	2,000	38,000	-	40,000

Net (loss) for the period ending December 31, 2008	-	-	-	-	-	(170,496)	(170,496)

Balance, December 31, 2008	-	-	129,999,995	13,000	102,000	(254,492)	(139,492)

Net (loss) for the period ending September 30, 2009	-	-	-	-	-	(61,849)	(61,849)

Balance, September 30, 2009	-	$-	129,999,995	$13,000	$102,000	$(316,341)	$(201,341)

Unaudited
The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
(Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet, Inc.)
Condensed Statements of Cash Flows
(An Exploration Stage Company)

		(Restated)	(Restated)
			For the period
	Nine months	Nine months	June 28/2006
	Ended	Ended	(Inception) to
	Sept. 30,	Sept. 30,	Sept 30,
	2009	2008	2009

Operating activities
Net (loss)	$(61,849)	$(162,923)	$(316,341)
Increase in accounts payable	44,257	20,318	74,374

Net cash (used) by operating activities	(17,592)	(142,605)	(241,967)

Financing activities
Proceeds from sale of common stock	-	-	75,000
Increase in due to related parties	15,750	75,000	166,980

Cash provided by financing activities	15,750	75,000	241,980

Net increase in cash	(1,842)	(67,605)	13

Cash, beginning of period	1,855	82,605	-

Cash, end of period	$13	$15,000	$13

Supplemental Disclosure of Cash Flow Information:

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash activities:	$-	$40,000	$40,000
Acquisition of resource property

Unaudited
The accompanying notes are an integral part of these financial statements

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended September 30, 2009

1.	GENERAL ORGANIZATION AND BUSINESS

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows and stockholder’s equity include all adjustments, consisting only of normal recurring items, necessary for their presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and outcomes may differ from management’s estimates and assumptions.  Interim results are not necessarily indicative of results for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Form 10-K.

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

While management of the Company believes that the Company will be successful in raising cash from debt and equity transactions, there can be no assurance that the Company will be able to generate the resources required under its business plan, or be successful in its capital formation activities to allow the Company to commence and sustain its operations, and achieve profitability.  As of September 30, 2009, Millennium Energy Corp. had accumulated losses since inception of $316,341. These factors raise substantial doubt regarding Millennium Energy Corp.’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should Millennium Energy Corp. be unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Unaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended September 30, 2009 – Page 2

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

INCOME TAXES

The Company provides for income taxes under Accounting Standards Codification Topic 740 (ASC 740).  ASC 740 requires the use of an asset and liability approach in accounting for income taxes.  See Footnote 3.

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

Unaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended September 30, 2009 – Page 3

2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES (CONTINUED)

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

As noted above, income taxes are provided in accordance with ASC 740.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

The resource property was valued at $40,000 based on the last security traded price.

Unaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended September 30, 2009 – Page 4

5.	STOCKHOLDERS’ EQUITY

AUTHORIZED

The Company was initially authorized to issue 50,000,000 shares of preferred stock at $0.0001 par value per share and 1,500,000,000 shares of $0.0001 par value common stock.

ISSUED AND OUTSTANDING

On June 28, 2006 (inception), the Company issued 75,000,000 shares of its common stock to its Directors for cash of $5,000.  See Note 6.

On June 18, 2007, the Company closed a private placement for 34,999,995 common shares at a price of $0.002 per share, for aggregate proceeds of $70,000.  The shares of common stock sold to the investors were previously registered pursuant to a registration statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on January 19, 2007.  The Company accepted subscriptions from 36 offshore non-affiliated investors.

The Company issued 20,000,000 common shares on September 22, 2008 to acquire resource property valued at $40,000.

6.	RELATED PARTY TRANSACTIONS

The Company neither owns nor leases any real or personal property.  The company’s Directors provide office space free of charge.

On June 28, 2006 (inception), the Company issued 75,000,000 shares of its common stock to its Directors for cash of $5,000.

A former Director, loaned the company $16,200 during 2007.  The loan bears no interest and is payable on demand on or after December 1, 2007 pursuant to the terms of a promissory note dated December 1, 2006.  Partial repayment of $7,133 was made in October, 2007.  The outstanding balance of the loan is $9,067 at September 30, 2009.  See Footnote 11.

Unaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended September 30, 2009 – Page 5

7.	DUE TO RELATED PARTIES

Total of $166,880 bears no interest and has no fixed term of repayment.  The loans are comprised of $69,655 from an individual who is a shareholder of the Company as well as $97,225 from companies that are controlled by the same shareholders.

8.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has net losses for the period from inception to September 30, 2009 of $316,341.  This condition raises substantial doubt about the Company’s ability to continue as a going concern.  The Company’s continuation as a going concern is dependent on its ability to meet its obligations, to obtain additional financing as may be required and ultimately to attain profitability.  Financial statements do not include any adjustments that might result from the outcome of this uncertainty.

9.	NET OPERATING LOSSES

As of September 30, 2009, the Company has a net operating loss carry forward of approximately $316,341 which will expire 19 years from the date the loss was incurred.

10.	OTHER COMMITMENTS

The Company entered into a Mineral Property Use and Exploitation Rights Agreement with a Slovakian company named “CEM” on June 26, 2008.  Millennium will be required to incur at least 5,000.000 Euros of expenditures on the property on or before July 5, 2013.

11.	SUBSEQUENT EVENT

The Company has evaluated subsequent events through November 25, 2009, the date which the financial statements were available to be issued.A former director has signed a waiver of indebtedness to the outstanding balance owing to him as at June 30, 2009 in the amount of $9,067, effective November 17, 2009.

Unaudited

MILLENNIUM ENERGY CORP.
Formerly CBp Carbon Green, Inc. and formerly Shopper’s Wallet Inc.
(An Exploration Stage Company)
Condensed Notes to Financial Statements
Period Ended September 30, 2009 – Page 6

12.	Restatement of Resource Property

The resource property has been restated for 2008 due to correction of an error in the valuation of the mining claim.

December 31,
Prior Balance Sheet	2008

Resource Property	$6,000,000

Capital stock	2,000
Additional paid in capital	5,998,000

$6,000,000

Restated Balance Sheet
Resource property	$40,000

Capital stock	2,000
Additional paid in capital	38,000

$40,000

The restatement has no effect on the net income or retained earnings or earnings (loss) per share.

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

At September 30, 2009, we had working capital deficiency of $241,341, whereas at December 31, 2008, we had a working capital deficiency of $179,492.  Cash and cash equivalents from inception to September 30, 2009, have been insufficient to provide the working capital necessary to operate.  At September 30, 2009, our total assets consisted of cash of $13 and resource property of $40,000 compared to assets with a value of $41,855 at December 31, 2008.

From inception to September 30, 2009, we have incurred losses of $316,341.  The principal component of our losses for the nine month period ended September 30, 2009, was legal and accounting costs of $53,817.

As of the date of this quarterly report we have yet to generate any revenues.

As of September 30, 2009, our total assets were $40,013 our total liabilities were $241,354; and, we had cash resources of $13.

We will need to raise additional capital to continue our operations.  We cannot guarantee that additional funding will be available on favorable terms, if at all.  Any shortfall will affect our ability to expand or even continue our operations.

Results of Operation

Three Month Period Ended September 30, 2009

Revenues:  We have not generated any revenues to date from our operations.

General and administrative:  Our general and administrative expenses were $6,065 and $1,126 for the three months ended September 30, 2009 and 2008, respectively.

Legal and accounting:  Our legal and accounting expenses were $5,061 and $7,000 for the three months ended September 30, 2009 and 2008, respectively.

Property development:  Our property development expenses were $nil and $75,000 for the three months ended September 30, 2009 and 2008, respectively as the Company did not undertake any development during the three month period ended September 30, 2009.

Net Loss:  Net loss was $11,126 and $83,126 for the three months ended September 30, 2009 and 2008, respectively.  This decrease in net loss of $72,000 resulted primarily from a decrease in property development expenses and a decrease in legal and accounting expenses of the Company during the three months ended September 30, 2009.

Nine Month Period Ended September 30, 2009

Revenues:  We have not generated any revenues to date from our operations.

General and administrative:  Our general and administrative expenses were $8,032 and $4,869 for the nine months ended September 30, 2009 and 2008, respectively.

Legal and accounting:  Our legal and accounting expenses were $53,817 and $83,054 for the nine months ended September 30, 2009 and 2008, respectively.

Property development:  Our property development expenses were $nil and $75,000 for the nine months ended September 30, 2009 and 2008, respectively as the Company did not undertake any development during the nine month period ended September 30, 2009.

Net Loss:  Net loss was $61,849 and $162,923 for the nine months ended September 30, 2009 and 2008, respectively.  This decrease in net loss of $101,074 resulted primarily from a decrease in general and administrative expenses, a decrease in legal and accounting expenses and a decrease in property development expenses of the Company during the nine months ended September 30, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” (as defined by §229.10(f)(1)), we are not required to provide the information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  Under the direction of our Chief Executive Officer, we evaluated our disclosure controls and procedures and internal control over financial reporting and concluded that (i) there continue to be material weaknesses in the Company’s internal controls over financial reporting, that the weaknesses constitute a “deficiency” and that this deficiency could result in misstatements of the foregoing accounts and disclosures that could result in a material misstatement to the financial statements for the current period that would not be detected, and (ii) accordingly, our disclosure controls and procedures were not effective as of September 30, 2009.

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

MILLENNIUM ENERGY CORP. (Registrant)

Date: November 27, 2009	By: /s/ Jana Whitlock
Jana Whitlock
President, CEO, CFO, Secretary, Treasurer and Director (Principal Executive Officer and Principal Financial Officer)